Form 10-Q
period 1995-04-01
RASTEROPS
filed 1995-05-15
CIK 833619

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                        Commission file number 000-18404
April 1, 1995


                              --------------------

                                    RASTEROPS

             (Exact name of registrant as specified in its charter)

                              --------------------



               CALIFORNIA                              77-0161747
        (State of Incorporation)          (I.R.S. Employer Identification No.)
            2500 Walsh Avenue                             95051
         Santa Clara, California                       (Zip Code)

(Address of principal executive offices)


               Registrant's telephone number, including area code
                                 (408) 562-4200


Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
    --------     --------

Number of shares of Common Stock outstanding as of April 1, 1995: 9,580,590

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                      INDEX
                                    RASTEROPS




                                                                           Page
PART I - FINANCIAL INFORMATION                                            Number
                                                                          ------


     Item 1:  Consolidated Interim Financial Statements:

              Consolidated Interim Balance Sheets -
              April 1, 1995 and June 30, 1994                                 3

              Consolidated Interim Statements of Operations - Three months
              and nine months ended April 1, 1995 and March 31, 1994          4

              Consolidated Interim Statements of Cash Flows -
              Nine months ended April 1, 1995 and March 31, 1994              5

              Notes to Consolidated Interim Financial Statements              6

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             9

PART II - OTHER INFORMATION

     Item 1:  Legal Proceedings                                              15

     Item 4:  Submission of Matters to a Vote of Security Holders            15

     Item 6:  Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

RasterOps
Consolidated Interim Balance Sheets
(Unaudited)


                                            April 1, 1995     June 30, 1994
- ----------------------------------------------------------------------------
(in thousands)
ASSETS

Current assets:
  Cash                                            $ 4,293           $ 8,254
  Accounts receivable, net                          9,922            11,022
  Inventory                                        11,159            16,331
  Prepaid expenses and other                        4,566             1,099
  Deferred income taxes                               359               540
  Income taxes receivable                              --               648
                                                  -------           -------

Total current assets                               30,299            37,894

Property and equipment, net                         3,101             4,858
Licenses, intangibles and other assets, net           445               496
Deferred income taxes                               1,453             1,453
                                                  -------           -------

Total assets                                      $35,298           $44,701
                                                  -------           -------
                                                  -------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                                  $   924           $    --
  Accounts payable                                 11,665            10,329
  Accrued employee compensation                       837             1,023
  Accrued litigation settlement                     6,600                --
  Other accrued liabilities                         4,939             2,366
  Current portion of long-term obligations            251               505
                                                  -------           -------

Total current liabilities                          25,216            14,223

Long-term obligations                                  41               247
                                                  -------           -------

Total liabilities                                  25,257            14,470
                                                  -------           -------

Shareholders' equity:
  Common stock                                     39,197            38,971
  Accumulated deficit                             (29,010)           (8,747)
  Cumulative translation adjustment                  (146)                7
                                                  -------           -------

Total shareholders' equity                         10,041            30,231
                                                  -------           -------

Total liabilities and shareholders' equity        $35,298           $44,701
                                                  -------           -------
                                                  -------           -------

See accompanying notes to Consolidated Interim Financial Statements.


RasterOps
Consolidated Interim Statements of Operations               Three Months Ended                 Nine Months Ended
(Unaudited)                                              April 1,       March 31,           April 1,       March 31,
                                                           1995           1994                1995           1994
- --------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                                $ 16,012       $ 19,380            $ 50,034       $ 62,015
Cost of sales                                              10,479         13,154              41,214         43,438
                                                         -------------------------          ------------------------
Gross profit                                                5,533          6,226               8,820         18,577
                                                         -------------------------          ------------------------
Operating expenses:
  Research and development                                  1,762          1,824               5,072          6,241
  Selling, general and administrative                       4,233          6,248              16,542         19,255
  Restructuring and other costs                                --             --               3,654          6,460
                                                         -------------------------          ------------------------
                                                            5,995          8,072              25,268         31,956
                                                         -------------------------          ------------------------
Loss from operations                                         (462)        (1,846)            (16,448)       (13,379)
Interest income                                                 6             54                  59            195
Interest expense                                              (70)           (28)               (154)          (106)
Other income (expense), net                                     7            (10)                (45)          (117)
Settlement of litigation                                   (3,675)            --              (3,675)            --
                                                         -------------------------          ------------------------
Loss before benefit from income taxes                      (4,194)        (1,830)            (20,263)       (13,407)
Benefit from income taxes                                      --            732                  --          1,018
                                                         -------------------------          ------------------------
Net loss                                                 $ (4,194)      $ (1,098)           $(20,263)      $(12,389)
                                                         -------------------------          ------------------------
                                                         -------------------------          ------------------------
Net loss per share                                       $  (0.44)      $  (0.12)           $  (2.12)      $  (1.31)
                                                         -------------------------          ------------------------
                                                         -------------------------          ------------------------
Weighted average common shares                              9,573          9,487               9,558          9,466
                                                         -------------------------          ------------------------
                                                         -------------------------          ------------------------



See accompanying notes to Consolidated Interim Financial Statements.


RasterOps
Consolidated Interim Statements of Operations                    Nine Months Ended
(Unaudited)                                                   April 1,      March 31,
                                                                  1995           1994
- --------------------------------------------------------------------------------------
(in thousands)
OPERATING CASH FLOWS:
Net loss                                                     $ (20,263)     $ (12,389)
  Adjustments to reconcile net loss to
     used in operating activities:
       Provision for doubtful accounts                             393           (457)
       Depreciation and other amortization                       2,281          2,466
       Loss on disposal of fixed assets                            126            545
       Income tax benefit from disqualifying dispositions
         of employee stock options                                  --             97
       Deferred income taxes                                       181            220
       Cumulative translation adjustment                          (153)           180
       Changes in assets and liabilities:
         Accounts receivable                                       707          4,356
         Inventory                                               5,172          4,320
         Prepaid expenses and other assets                      (3,467)           381
         Income taxes receivable                                   648          2,099
         Accounts payable                                        1,336         (2,461)
         Accrued employee compensation                            (186)          (451)
         Accrued litigation settlement                           6,600             --
         Accrued Restructuring                                     523           (583)
         Other accrued liabilities                               2,050             64
                                                             ---------      ---------
      Net cash used in operating activities                     (4,052)        (1,613)
                                                             ---------      ---------

  INVESTING CASH FLOWS:
  Acquisition of property and equipment                           (369)          (855)
  Acquisition of licenses, intangibles and other assets           (230)           (11)
                                                             ---------      ---------
       Net cash used in investing activities                      (599)          (866)
                                                             ---------      ---------

  FINANCING CASH FLOWS:
  Proceeds from line of credit                                   1,000             --
  Principal payment on line of credit                              (76)            --
  Repayment of long-term obligations                              (460)          (374)
  Issuance of Common Stock                                         226            661
                                                             ---------      ---------
       Net cash provided by financing activities                   690            287
                                                             ---------      ---------

  Net decrease in cash                                          (3,691)        (2,192)
  Cash, beginning of period                                      8,254         10,586
                                                             ---------      ---------

  Cash, end of period                                        $   4,293      $   8,394
                                                             ---------      ---------
                                                             ---------      ---------

  SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for:
   Interest                                                  $     155      $     106
   Income taxes                                              $      10      $      18



See accompanying notes to Consolidated Interim Financial Statements.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - Accounting Policies

   Reporting Year - As stated in the prior quarter's Form 10Q, the Company changed to a fiscal calendar and its reporting year will end on the Saturday closest to June 30, which for 1995 is July 1. Each quarter also ends on the Saturday closest to the end of September, December and March. The Company's third quarter of fiscal 1995 ended on April 1, 1995.

   Basis of Presentation - The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1994.

   The results of operations for the three-month and nine-month periods ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending July 1, 1995.


NOTE 2 - Inventory

   A summary of inventory follows:  (in thousands)


                                               April 1,       June 30,
                                                 1995           1994
                                              ---------      ---------
Purchased parts and subassemblies             $   5,766      $   7,226
Work-in-progress                                  4,246          3,529
Finished goods                                    1,147          5,576
                                              ---------      ---------
Total                                         $  11,159      $  16,331
                                              ---------      ---------
                                              ---------      ---------


NOTE 3 - Property and Equipment

   A summary of property and equipment follows: (in thousands)


                                               April 1,       June 30,
                                                 1995           1994
                                              ---------      ---------

Computer equipment and machinery              $  12,781      $  13,089
Furniture and fixtures                              932            923
Leasehold improvements                              431            521
                                              ---------      ---------
    Subtotal                                     14,144         14,533
Less:  Accumulated depreciation                 (11,043)        (9,675)
                                              ---------      ---------
Total                                         $   3,101      $   4,858
                                              ---------      ---------
                                              ---------      ---------

NOTE 4 - Net Loss per Share

   Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Shares issuable upon the exercise of stock options and warrants have not been included in the computation because they are anti-dilutive.


NOTE 5 - Restructuring Charges

A summary of charges for restructuring and other costs along with the respective remaining reserves follows (in thousands):


                                     original                      remaining      original                      remaining
                                      charge                       reserves        charge                       reserves
                                     Sept. 30       payments/       April 1       Sept. 30       payments/       April 1
                                        1994          other           1995           1993          other           1995

Product discontinuance                $ 2,283       $ (2,163)        $  120        $ 5,110       $ (4,782)        $  328
Downsizing / integration                1,216           (694)           522            550           (550)            --
Writedown of non-
  performing assets/ other                155           (155)            --            800           (800)            --
                                      --------------------------------------       --------------------------------------
Total                                 $ 3,654       $ (3,012)        $  642        $ 6,460       $ (6,132)        $  328
                                      --------------------------------------       --------------------------------------
                                      --------------------------------------       --------------------------------------


NOTE 6 - Advance Cash Receipts

   Included in other accrued liabilities at April 1, 1995 is $1.5 million of cash received in advance representing the residual proceeds received from Avid Technology during the quarter ended December 31, 1994 for the future delivery of certain Truevision video products. The maximum cash to be applied against amounts due to the Company from Avid is limited to $500,000 per quarter. During the quarter ended April 1, 1995 the Company reduced advance cash receipts by $500,000 related to shipments of product to Avid during the third quarter.


NOTE 7 - Income Taxes

   No provision or benefit for income taxes was recorded for the periods ended April 1, 1995. The Company no longer has any significant carryback potential. Gross deferred tax assets aggregate approximately $18.3 million and are comprised of the tax benefit for net operating loss and credit carryforwards and future deductible items. The Company has a valuation allowance recorded in the amount of $16.5 million, thereby leaving it with net deferred tax assets of $1.8 million; future taxable income would need to exceed $4.7 million for the Company's net deferred tax assets to be realized based on statutory tax rates.


NOTE 8 - Commitments and Contingencies

   In June 1992, two virtually identical class action lawsuits were filed against the Company and certain of its current and former officers and directors alleging violations of the federal securities laws, which on August 26, 1992 were consolidated into one complaint. In February 1993, plaintiffs filed a derivative complaint purporting to assert claims on behalf of the Company against the individual defendants for breach of fiduciary duty and violation of California Corporations Code 25502.5. The original complaints alleged, among other things, that the Company and the individual defendants artificially inflated the price of RasterOps Common Stock by making misrepresentations and omissions of material facts in various public statements issued during the alleged class period, beginning October 18, 1990 and ending October 2, 1991, and that certain officers and directors sold shares of RasterOps Common Stock during the alleged class period while in possession of material non-public information. The complaints sought unspecified compensatory damages and costs and attorneys' fees on behalf of purchasers of the Company's Common Stock during the alleged class period.
The cause of action for violation of Corporations Code Section 25502.5 has been dismissed without prejudice by plaintiffs and defendants have filed answers to the remainder of the derivative complaint. In June 1994, plaintiffs filed a third consolidated class action complaint alleging violations of section 10(b) and 20(a) of the Securities and Exchange Act of 1934. On October 28, 1994, motions to dismiss the third amended complaint were granted in part and denied in part, and defendants have filed answers to the third amended complaint. The parties agreed to continue the discovery cut-off until June 30, 1995, and to continue the trial date until October 16, 1995. The court entered an order to that effect. In March of 1995, the parties entered into a memorandum of understanding regarding settlement of both actions. The terms of the settlement call for a $3.0 million cash payment at the Company's option and either a) an additional $3.5 million cash payment or b) the issuance of the Common Stock of the Company with a value of $3.5 million and a minimum number of shares to be issued of 750,000. The Company's option to elect cash instead of stock expires August 2, 1995. The total value of the proposed settement is $6.5 million. The proposed settlement must be approved by the federal court to become effective. Of the total settlement amount, the Company has recorded as prepaid and other assets $3.0 million expected to be reimbursed by its directors and officers liability insurance carrier.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

Net sales were $16.0 million for the three-month period ended April 1, 1995 representing a decrease of $3.4 million or 17.4% from the corresponding period of the previous year, and a decrease of approximately $1.7 million, or 9.8%, from the immediately preceding quarter. At the end of the quarter ended April 1, 1995, the Company was left with a significant backlog of Truevision video graphics and OEM products. Approximately $1.0 million of this backlog was requested by the Company's customers to be shipped in March 1995, however due to materials or other operations-related issues, shipments of this product were delayed beyond the end of the quarter. During the quarter ended April 1, 1995, net sales of Truevision video graphics and OEM products were approximately $11.8 million, or 73.8% of the Company's total net sales. This represents an increase of $1.4 million, or 13.5% and $4.2 million, or 55.3% from the prior quarter and prior years' quarter, respectively. During the quarters ended December 31, 1995 and March 31, 1994, net sales of Truevision video graphics and OEM products as a percentage of total net sales were 58.8% and 39.2%, respectively. The growth in net sales of Truevision video graphics and OEM products in terms of both dollars and units shipped is consistent with the Company's focus in this area. Lower net sales when compared to the prior year period are attributable in part to integration of Macintosh graphics acceleration by Apple into the Power Macintosh computers and a corresponding drop in demand for such products by customers. Also, worldwide monitor sales have decreased consistently in terms of both dollars and units over the past three quarters of fiscal 1995. Monitors generally command low margins and, therefore, the Company's intent during fiscal 1995 is to gradually withdraw from the monitor business, in accordance with its licensing agreement with Nissei Sangyo (Hitachi), (See discussion in "Certain factors That May Affect The Company's Future Results Of Operations" section below). During the quarter ended April 1, 1995, the Company's royalty revenues generated from this agreement were not material. North American net sales were $11.4 million for the three-month period ended April 1, 1995, representing an increase of $634,000 from the corresponding period of the previous year. However, North American net sales decreased $2.5 million, or 17.9% during the third quarter of fiscal 1995 over those of the prior quarter. International net sales were $4.6 million for the three-month period ended April 1, 1995, representing a decrease of $4.0 million from the same period in the previous year. International net sales increased $750,000, or 19.4% during the third quarter of fiscal 1995 over international net sales of the prior quarter. International net sales have in prior periods consisted predominantly of Macintosh graphics acceleration products and monitors, however the Company increased its shipments of video graphics products during the third quarter of fiscal 1995.

The Company recorded gross profits of $5.5 million, or 34.6% of net sales, during the three-month period ended April 1, 1995, compared to gross profits of $6.2 million, or 32.1% of net sales, for the three-month period in the previous year, and a gross profit of $5.8 million, or 32.6%, of net sales in the immediately preceding quarter. The decrease in gross profits for the three months ended April 1, 1995, compared to the same quarter of the prior year is mainly due to a decrease in net sales of $1.8 million during the third quarter of fiscal 1995. However, during the quarter ended April 1, 1995, the Company's net sales included a higher percentage of video and graphics products that carry higher gross margins than monitors when compared to that of the prior quarter and the prior year's quarter.Research and development expense was $1.8 million for the three-month periods ended April 1, 1995 and March 31, 1994. Research and development expense as a percentage of net sales increased to 11.0% for the three-month period ended April 1, 1995 compared to 9.4% for the corresponding period of the previous year. Research and development expense increased $231,000 during the quarter ended April 1, 1995 compared to the quarter ended December 31, 1994. The increase in research and development expense from the prior quarter is attributable in part to increased project spending and a slight increase in headcount . Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions or increased sales.

Selling, general and administrative expense decreased $2.0 million, or 32.3%, to $4.2 million for the three-month period ended April 1, 1995 compared to the same period in the prior year. During the quarter ended April 1, 1995, selling, general and administrative expense decreased $215,000, or 4.8% over that of the prior quarter. As a percentage of net sales, selling, general and administrative expense was 26.4% for the three months ended April 1, 1995 compared with 32.2% for the same period in the previous year and 25.1% during the three months ended December 31, 1994. The decrease in selling, general and administrative expense for the quarter ended April 1, 1995 compared to the prior quarter can be attributed in part to lower legal expenses and in part to lower selling expenses incurred primarily as a result of lower net sales for the quarter. As a comparison to the period in the prior year, selling, general and administrative expense was lower in the current period due in part to the integration and downsizing of the Company's finance and administrative group. The integration and downsizing occurred primarily as a result of combining operations between the Company's Santa Clara and Indianapolis locations. In addition, these decreases when compared to the prior year period can be attributed in part to reduced commissions and related expenses due to lower net sales, lower advertising and promotional spending.

Interest income decreased $48,000 during the three-month period ended April 1, 1995 compared to the corresponding period of the previous year. The decrease is due to less invested cash. Interest expense increased $18,000 and $42,000, respectively, over the prior quarter and same quarter of the prior year and is mainly the result of the Company's borrowings on its line of credit during the third quarter of fiscal 1995 (see Liquidity and Capital Resources).

For the discussion related to the Company's litigation settlement see Note 8.

For the discussion related to the Company's income taxes see Note 7.

CURRENT NINE-MONTH PERIOD COMPARED TO PRIOR YEAR NINE-MONTH PERIOD

Net sales were $50.0 million for the nine-month period ended April 1, 1995 representing a decrease of $12.0 million or 19.3% from the corresponding period of the previous year. During the nine months ended April 1, 1995, net sales of Truevision video graphics and OEM products were approximately $31.1 million, or 62.2% of the Company's total net sales. This represents an increase of $10.6 million, or 51.7% from the corresponding period of the prior year where net sales of Truevision video graphics and OEM products were 33.1% of the Company's total net sales. The growth in net sales of Truevision video graphics and OEM products in terms of both dollars and units shipped is consistent with the Company's focus in this area. North American net sales were $37.2 million for the nine-month period ended April 1, 1995, representing an increase of $2.0
million from the corresponding period of the previous year.   International net
sales were $12.8 million for the nine-month period ended April 1, 1995, representing a decrease of $10.0 million from the same period in the previous year. Lower net sales when compared to the prior year period are attributable in part to the integration of Macintosh graphics acceleration by Apple into the Power Macintosh computers and a corresponding drop in demand for such products by customers. Also, worldwide monitor sales have decreased consistently in terms of both dollars and units over the past three quarters of fiscal 1995. Monitors generally command low margins and, therefore, the Company's intent during fiscal 1995 was to gradually withdraw from the monitor business and focus on the video graphics market.

The Company recorded a gross profit of $8.8 million, or 17.6% of net sales, during the nine-month period ended April 1, 1995, compared to gross profits of $18.6 million, 30.0% of net sales, for the nine-month period in the previous year. The decrease in gross profits for the nine months ended April 1, 1995 compared to the same period in fiscal 1994 is due, in part, to sales of low margin products which were subject to the $6 million of inventory reserves the Company recorded in the quarter ended September 30, 1994, in addition to lower net sales for the nine-month period ending April 1, 1995. During the quarter ended September 30, 1994, the Company had determined that the future realizable value for certain of its monitor and Macintosh graphics products was likely to be less than its current inventory value.

Research and development expense decreased $1.2 million or 18.7%, to $5.1 million for the nine-month period ended April 1, 1995 compared to the same period in the prior year. Research and development expense as a percentage of net sales remained flat at 10.1% for the nine-month periods ended April 1, 1995 and March 31, 1994. The decrease in research and development expense when compared to the previous year, is attributable, in part to a reduction in engineering management related to the consolidation of engineering functions between the Company's Santa Clara and Indianapolis facilities, in part to decreased project spending with respect to discontinued products and other non-current product line research, and in part to the discontinuance of its printer software engineering operation located in Boulder, Colorado during the third quarter of fiscal 1994.

Selling, general and administrative expense decreased $2.7 million, or 14.1%, to $16.5 million for the nine-month period ended April 1, 1995 compared to the same period in the prior year. As a percentage of net sales, selling, general and administrative expense increased to 33.1% for nine months ended April 1, 1995 compared with 31.0% for the same period in the previous year. As a comparison to the period in the prior year, selling, general and administrative expense was lower in the current period due in part to the integration and downsizing of the Company's customer service group and its finance and administrative group between the Company's Santa Clara and Indianapolis locations. In addition, these decreases can be attributed to reduced commissions and related expenses due to lower net sales and lower advertising and promotional spending.

For discussion of restructuring and other charges during the current period, see the section below on Restructuring and Other Charges.

Interest income decreased $136,000 during the nine-month period ended April 1, 1995 compared to the corresponding period of the previous year. The decrease is due to less invested cash. Interest expense increased $48,000 during the nine-month period ended April 1, 1995 compared to the same period of the prior year and is mainly the result of the Company's bank borrowings during the third quarter of fiscal 1995 (see Liquidity and Capital Resources).

For the discussion related to the Company's litigation settlement see Note 8.

For the discussion related to the Company's income taxes see Note 7.


RESTRUCTURING AND OTHER CHARGES RECORDED IN THE QUARTER ENDED SEPTEMBER 30, 1994

During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million. Late in the quarter ended September 30, 1994, the Company made the decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during the six months ended April 1, 1995, adjusted the reserve downward by $1.5 million for sales of related products. The Company believes that the remaining inventory is adequately reserved. Due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Indiana, Germany, France, United Kingdom and Japan and employee severance.
These lease terminations will reduce facilities and amortization expenses by $149,000 during the remainder of fiscal 1995. The reserve for employee severance has been fully utilized. The Company has a remaining restructuring reserve balance of $642,000 as of April 1, 1995 related to this restructuring (Note 5).


RESTRUCTURING AND OTHER CHARGES RECORDED IN THE QUARTER ENDED SEPTEMBER 30, 1993

During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and other costs of $6.5 million, of which $5.4 million was non-cash related. This charge included costs of downsizing and integrating its current operations, a write-down of certain assets as a result of the discontinuance of certain product lines, which included its CorrectPrint series of color printers, Sweet 16 monitors and other products, and a write-off of other impaired assets. The total reserve for the related inventory was $4.3 million of which approximately $328,000 remains at April 1, 1995. Also, due to the discontinuance of these products, the Company had non-cash write-offs of certain other assets in the amount of $500,000, including prepaid royalties and fixed assets no longer having economic value, which are included in the charge. These fixed asset reductions decreased depreciation expense for the three-months and nine-months ended April 1, 1995 by $33,000 and $141,000. Also included in the restructuring and other costs charge at September 30, 1993 are severance and related costs associated with the integration of the Company's customer support and manufacturing operations in fiscal 1994 with respect to its Santa Clara and Indianapolis locations, and the write-off of $225,000 of certain other assets and legal fees of $470,000 associated with the Company's class action lawsuit (Note 8).


LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended April 1, 1995, the Company's cash decreased $1.9 million to $4.3 million and is due primarily to an increase in inventory of $2.5 million offset by bank borrowings of $924,000. For the nine-month period ended April 1, 1995, the Company's cash decreased $3.7 million from $8.3 million at June 30, 1994. The $3.7 million decrease in cash for the nine-month period is due primarily to the net loss of $20.3 million which includes numerous non-cash expenses. Working capital was $5.0 million at April 1, 1995, a decrease of $4.0 million and a decrease of $18.7 million from $9.0 million at December 31, 1995 and $23.7 million at June 30, 1994, respectively.

The Company has a $5.0 million revolving line of credit with a bank, and is currently within certain covenants or has obtained waivers effective through July 1, 1995 for certain covenants with which the Company was not in compliance. As of April 1, 1995 the Company had $924,000 in borrowings and $1.3 million in guarantees issued on letters of credit under the Credit Agreement, which is due to expire December 31, 1995.

The Company believes that its existing capital resources, in addition to cash generated from operations and amounts under the credit facility will be sufficient to meet the Company's cash requirements based on current levels of operating revenues for the next twelve months. However, due to unstable market conditions, the Company is reviewing possibilities for raising additional funds through debt or equity securities and is currently in negotiations which might provide additional working capital. The sale of additional debt or equity securities could result in an adverse effect on operations due to unfavorable terms and or result in dilution to existing shareholders. If adequate financing sources are insufficient or not available, the Company's financial position and results of operations could be materially adversely affected.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

Future operating results will depend on many factors, including, without limitation, the demand for the Company's products, the level of competition and the ability of the Company to develop and market new products and to control costs.

The Company believes that its resources will be best applied in the future by focusing sales, marketing, research and development on its video graphics product line. Therefore, the Company expects that its sales and gross margins for the remainder of fiscal 1995 and beyond will be substantially influenced by the degree to which the Company is able to generate volume sales of these higher margin products. The Company has experienced continued competitive price pressure on both its monitor and Macintosh graphics products, and the Company expects that these pricing pressures will continue which may adversely affect both revenues and gross margins. In addition, over time, the Company has experienced a significant reduction in customer demand for Macintosh graphics acceleration products. During the quarter ended December 31, 1994, the Company entered into an trademark license agreement with Nissei Sangyo America, Ltd.
The agreement provided for a trademark license that would allow Nissei Sangyo to distribute direct to the marketplace RasterOps-branded monitors. The Company believes that the effect of this agreement will be a reduction in net sales of lower margin monitor products.

The Company's distribution and VAR customers place orders on an "as-needed" basis, while OEM's place orders with somewhat longer notice. As a result, backlog at the beginning of each quarter does not fully reflect all of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. The lack of a comprehensive backlog limits the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results.

The personal computer and workstation industry and the related computer imaging market are characterized by intense competition, rapidly changing technology and evolving industry standards, often resulting in short product life cycle and rapid price declines. Accordingly, the Company's success is highly dependent on its ability to develop, introduce to the marketplace in a timely manner and sell complex new products. The Company has in the past experienced some delays in product introductions due to longer than anticipated development and the time required to obtain necessary components. If the Company were to experience similar delays in the future, the Company's results of operations could be materially adversely affected. Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition to products currently in production by such competitors, the Company expects that additional competitive products will be developed. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, distribution and customer support. In addition, The Company's future operating results could be adversely affected by general economic conditions or by a downturn in the demand for personal computers or workstations. There can be no assurance that the Company will be able to compete successfully with respect to these or to other factors, and the Company's results of operations may fluctuate from quarter to quarter due to these and other factors.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) Information related to an action in which the Company is involved is provided in Note 8 to the consolidated interim financial statements included in this quarterly report, and such information is incorporated herein by reference.

(b) During the quarter ended September 30, 1994, the Company terminated active prosecution of its lawsuit claiming patent infringement on the part of Radius Inc. On December 1, 1994, a settlement agreement was entered into by and between the Company, Apple Computer, and Radius, Inc. providing for a cross license of the Company's patent and a certain Apple patent, with a provision allowing Apple Computer to sublicense the Company's patent to Radius, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on January 26, 1995, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated December 24, 1994, the following matters were submitted to the Company's shareholders. Set forth after each nominee for director are the number of votes for and the number of votes withheld and for each other matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

     (1) the election of Walter W. Bregman (8,847,252: 217,932: 0: 0), Louis J. Doctor (8,970,727: 94,457), Kieth E. Sorenson (8,740,324: 324,860: 0:
          0), Conrad J. Wredberg (8,857,732: 207,452: 0: 0), and Daniel D.
          Tompkins Jr. (8,966,302: 98,882: 0: 0) as directors of the Company;

     (2) the approval of an amendment to the Company's Amended 1988 Incentive Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 476,000 shares (8,176,935: 786,781: 86,768:
          14,700); and

     (3) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1995 (8,991,203: 41,606:
          32,375: 0).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended April 1, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 1995            by:  /s/  R. John Curson
                                   --------------------------------------------
                                   R. John Curson
                                   Senior Vice President, Chief Financial
                                     Officer and Secretary
                                   (signing as duly authorized signatory on
                                   behalf of the registrant and in his capacity
                                   as principal financial officer of the
                                   registrant.)