Form 10-K
period 1995-07-01
RASTEROPS
filed 1995-09-15
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995          Commission file number 000-18404

                            ------------------------

                                   RASTEROPS
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               77-0161747
        (State of Incorporation)           (I.R.S. Employer Identification No.)

    2500 WALSH AVENUE, SANTA CLARA,                       95051
               CALIFORNIA                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (408) 562-4200

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    Aggregate market value of the Common Stock held by non-affiliates of the Registrant based on the closing price of such stock on September 6, 1995:
$100,798,867

    Number  of  shares of  Common  Stock outstanding  as  of September  6, 1995:
12,430,407

                            ------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    The following document is incorporated by reference in those Parts of this Annual Report on Form 10-K, as are set forth below, but only to the extent specifically stated in such Parts hereof:

(1) Portions of the Proxy Statement for Annual Meeting of Shareholders scheduled to be held on October 24, 1995, referred to herein as the "Proxy Statement", are incorporated as provided above in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

    RasterOps designs, develops, manufactures and markets professional quality digital video production and imaging subsystems and true-color, photo realistic graphics and imaging products for Apple and IBM-compatible personal computers. The Company has two primary lines of business: its Truevision line of digital video production subsystems and its RasterOps line of graphics and imaging products.

BACKGROUND

    The digital video industry is a large and diverse business encompassing such broad applications as the production of commercials for broadcast on television, general post production video, animation, corporate videos, film and medical imaging. Developments over the past few years have allowed the personal computer users in the video, animation, film and medical industries the ability to create, develop, view, or use applications employing a combination of data formats, including full motion video, digital audio, still photographs, animation, graphics, and text. In the past, these types of applications were primarily confined to very expensive analog equipment.

    The video graphics industry is also a large and diverse business encompassing the production of magazines, newspapers, print advertising, packaging, labeling, product brochures, annual reports and a wide variety of printed material. Developments over the past few years have allowed personal computer users in the graphic arts and other industries the ability to create, develop, view or use applications employing a combination of data formats, including full motion video, digital audio, telecommunications, still photographs, animation, graphics and text. These applications once were confined to expensive, high-performance workstations.

STRATEGY

    RasterOps' primary goal is to be the leading supplier of desktop computer video solutions for business and broadcast applications. Until recently, digital video production systems, although significantly cheaper than analog video systems, have been significantly slower than such analog systems, and the picture quality has been inadequate for many high-end applications. As a result of this and other factors, digital video systems currently account for a relatively small percentage of the total professional video authoring market. The Company believes that recent improvements in digital video technology are permitting the introduction of products with increased speed and higher picture quality. As the speed and quality of digital video continue to improve, the Company believes that there is an emerging market opportunity to transition users of analog video systems to digital. RasterOps' strategy is to take advantage of this emerging opportunity through the Company's array of Truevision digital video products.

    RasterOps anticipates that personal computer users will continue to demand ever-increasing performance and features from their computer peripherals at ever-decreasing costs. RasterOps also expects that the trend to make computers smaller in size will continue, which will require peripherals to become smaller. Therefore, through its in-house circuit design capabilities, RasterOps continues to emphasize the development of proprietary high-performance VLSI chips which reduce on-board space and power requirements while lowering manufacturing costs.

    RasterOps products are driven primarily by its proprietary software, portions of which reside as firmware on RasterOps' circuit boards and portions of which are provided on floppy disks. RasterOps' strategy is to continue extensive software development to provide greater functionality, to facilitate development of application software and to expand the number of computer platforms with which its products can be integrated.

    RasterOps will continue to work closely with other industry leaders to improve their product offerings to end-user customers. Original Equipment Manufacturers (OEMs) such as Acuson Corporation, a medical imaging products manufacturer, AVID Technology, Compression Labs, Inc., Datacard Corporation, Dai Nippon Manufacturing Company, and Sony Corp. continue to incorporate the Company's multimedia and video technology into some of their products.

PRODUCTS

    RasterOps' products are primarily add-in boards for Apple and IBM-compatible personal computers that convert analog video input into digital format and capture it for subsequent processing by the Company's products. The products then permit users to edit and manipulate the digital video, combine it with graphics, animation and other information and ultimately display the resulting output. The products are used principally by video professionals to replace or supplement traditional analog video editing systems.

    The major Truevision and RasterOps products and product lines consist of the following (1):

 PRODUCT FAMILY                         PRODUCT DESCRIPTION                             MARKET SEGMENT SERVED
----------------  ----------------------------------------------------------------  ------------------------------
TARGA 2000        An integrated digital production engine designed to meet the      On air broadcast
  E (EISA)         needs of the digital video production industry by providing      Post-production video
  N (NuBus)        professional quality capture, playback and non-linear editing    Desktop post-production
  P (PC)           capabilities with JPEG compression and CD quality stereo audio.  Desktop video production
  OEM              The TARGA 2000 captures and plays back full-motion, full
                   resolution digital video (including composite, S-VHS and
                   component formats) on various computer bus standards (including
                   NuBus, EISA and PCI).

TARGA+            An industry standard video capture and playback board that        On air broadcast
                   provides professional quality video capabilities for PCs. The    Industrial imaging
                   TARGA+ offers the ability to combine live video input, graphics  Video/graphics overlay
                   and text and to output the result with broadcast quality.        Video image capture

VISTA             A programmable, 32-bit/pixel video graphics board for             On air broadcast
  ATVista          Macintoshes and PCs that can integrate video with computer       Post-production video
  NuVista          graphics or the output of graphics with videotape.               Animation
                                                                                    Presentation CAD
                                                                                    Industrial imaging

Paintboard        Accelerated 24-bit graphics cards for Macintosh computers with    Desktop publishing
  Prism            NuBus bus architecture. Supports large screen display            Business productivity
  Prism GT         resolutions of up to 1152 x 870.                                 Business presentation
                                                                                    Graphics design

------------------------
(1) In addition to these products, Truevision manufactures and sells a number of specially designed OEM products for individual applications.

The most recent additions to the Truevision product line (i.e., the TARGA 2000 family) are based on the Company's proprietary DVR architecture. The DVR architecture consists of a chipset that provides for analog video input in various video formats, an analog to digital converter to render the video in digitized form, digital video compression chips, on-board memory to speed processing of the video and a central hub to control the entire process. The architecture is modular, to permit the Company more easily to incorporate advances in technologies as they occur, and to permit end users to upgrade their systems more cheaply and easily. In this respect, the Company has recently developed and continues to develop versions of its Targa 2000 board for the PCI bus, which is expected to and currently offers significantly increased processing speed and quality of video output.

MARKETING AND SALES

    RasterOps' products are sold to end-users through OEMs, value added resellers (VARs), authorized resellers and national and international distributors. Selling prices to such customers include competitive discounts from RasterOps' suggested retail prices. RasterOps grants limited rights of return based on negotiations with individual customers and generally such rights are based on volume purchases. In addition, in the normal course of business, RasterOps also will have warranty returns for product failure. RasterOps provides warranties for its products for periods of one to three years. Warranty returns are reserved for at the time of sale based on historical warranty returns, which have not been significant since RasterOps' inception.

    Substantially all of RasterOps' domestic sales are made directly through OEMs, national distributors and chains, independent resellers, and VARs. The field sales force, consisting of Company sales office personnel and manufacturers' representative firms, is responsible for selling RasterOps' products to resellers, national distributors and chains, and provides marketing training and technical support.

    RasterOps generates substantially all of its international sales through a network of distributors located in Europe, the Pacific Rim and South America, as well as in other areas of the world. Total international net sales represented approximately 29.6%, 30.7%, and 42.9% of total net sales for the fiscal years ended 1995, 1994, and 1993, respectively.

    RasterOps operates on an international basis with virtually all transactions denominated in U.S. dollars. International operations are subject to risks common to export activities, including governmental regulations and trade barriers. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- International Operations." Substantially all of RasterOps' international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. RasterOps has not experienced any material difficulties to date in obtaining export licenses.

    During the fiscal year ended 1995 only one individual customer accounted for greater than 10% of RasterOps total revenue.

MANUFACTURING

    RasterOps' manufacturing operations consist primarily of component sourcing and testing, kitting, quality assurance, final testing and packaging. RasterOps currently procures substantially all of its parts from outside suppliers. For the assembly of its products, RasterOps relies primarily on two subcontractors who use components purchased, tested and kitted by RasterOps. RasterOps has developed a comprehensive quality assurance program with its subcontractors, and each product undergoes thorough quality inspection and testing at the final assembly stage.

    During the later part of fiscal 1994 and during the early part of fiscal 1995, substantial efforts were devoted to integrating the manufacturing operations of Truevision with those of RasterOps. All component purchasing and final product testing and packaging functions are now performed at its Santa Clara, California location. The Company implemented this integration in an effort to achieve greater buying power with its vendors, add more cohesiveness in terms of its planned production strategy, and lower manufacturing costs. In addition, RasterOps sold its entire color printing business, thus enabling the Company to concentrate all of its manufacturing efforts on graphics and video products. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Risks Associated with Manufacturing Operations."

    Nearly all components used in RasterOps' products are available from multiple sources. However, as is common with others in the electronics industry, RasterOps has in the past paid premium prices to obtain certain components that were in short supply and there can be no assurance that shortages will not occur in the future. Such shortages may significantly increase the cost or delay the shipment of RasterOps' products. Some components used in RasterOps' products are available only from sole suppliers, such as certain ASIC's that are available only from LSI Logic Corp., American Microsystems, Inc., NEC Electronics Inc., and Toshiba America Electronic Components, Inc. RasterOps expects these vendors to continue to supply its requirements for these items. At the present time world demand for these types of components and various memory chips continues to grow at an unprecedented pace, creating supplier capacity shortages. This is causing lead times to be lengthened, making it more difficult to meet changes in customer demand or engineering specifications in a timely manner. RasterOps purchases these components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its suppliers. There can be no assurance that shortfalls will not occur. An extended supply interruption for any of the components currently obtained from a single source could have an adverse impact on RasterOps' results of operations. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Sole and Limited Source Suppliers and Subcontractors."

    RasterOps' retail and distributor customers generally place orders on an as-needed basis, and, as a result, backlog at the beginning of a quarter generally represents only a small percentage of product sales anticipated in that quarter. Quarterly revenues and operating results therefore depend on the volume and timing of bookings received during the quarter, which are difficult to forecast. RasterOps' results of operations may fluctuate from quarter to quarter due to changes in backlog and to other factors such as announcements by RasterOps, its competitors or the manufacturers of platforms with which RasterOps' products are used.

TECHNOLOGY AND PRODUCT DEVELOPMENT

    RasterOps expects the demand for high-performance video systems to continue in the coming years. In order to maintain its competitive position in existing and emerging markets, RasterOps believes that it must continue to introduce products that offer high price-performance solutions to its customers. RasterOps has traditionally supported both the Macintosh and the PC based marketplaces with various video and graphics products. This will continue to be the case in the coming year and is made easier with the almost universal adoption of the PCI expansion bus by both Macintosh and PC vendors. Although many of the hardware differences between the two platforms are disappearing, their are still important software differences and RasterOps will continue to maintain qualified software engineering staffs for both Macintosh and PC systems.

    RasterOps continues its focus on the development of hardware and software solutions for users who wish to integrate real-time video, stereo sound and photo realistic color with their applications. Products like the TARGA 2000 line of professional-quality multimedia/desktop video editing products have been instrumental in the continual transformation of personal computers into high-performance multimedia and video production workstations.

    In-house proprietary ASICs continue to be the cornerstone of RasterOps efforts at developing state-of-the-art imaging solutions. Many of these ASICs serve as building blocks for multiple products, thereby reducing design time and enhancing RasterOps ability to develop products faster.

    As part of its technology development efforts, RasterOps has formed several OEM partnerships with industry leaders in the video production marketplace. Avid Technologies, a world leader in non-linear editing systems for the television and film industries, has had RasterOps products at the heart of their systems since Avid's inception in the late 1980s.

    RasterOps believes that the competitive nature of the computer industry, along with the rapid pace of technological change, requires that it continue to introduce innovative products on a timely basis. RasterOps' product development efforts focus on expanding its digital video expertise, maximizing product cost efficiencies, and broadening its product mix to address the needs of emerging markets.

    Expenditures for research and development in fiscal 1995, 1994 and 1993 were approximately $6,831,000, $7,844,000 and $8,816,000, respectively. RasterOps did not capitalize any software development costs as no significant costs were incurred after technology feasibility was established.

    At July 1, 1995 RasterOps employed 34 engineers, 17 of whom were engaged in software development or related activities and 17 in hardware development or related activities.

COMPETITION

    The markets for RasterOps products are extremely competitive and RasterOps expects the competition to continue to increase. Radius, VideoLogic Inc., Data Translation Inc., Matrox Inc., and Fast Electronics GmbH are its principal competitors.

    Many of RasterOps current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than RasterOps, and may produce additional products competitive with those of RasterOps. There can be no assurance that RasterOps could compete effectively with such products. RasterOps believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by RasterOps and its competitors, product performance and price, distribution and customer support. There can be no assurance that RasterOps will be able to compete successfully with respect to these factors. Moreover, to the extent that competitive pressures require price reductions more rapidly than RasterOps is able to cut its costs, profitability may be adversely affected. RasterOps expects gross margins to continue to be affected by price pressures in fiscal 1996. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

PATENTS AND TRADEMARKS

    On July 20, 1993, RasterOps was granted U.S. patent No. 5,229,852 for "Real time Video Converter Providing Special Effects." This technology is used in RasterOps video-in-a-window products and incorporates such special affects as scaling and clipping. On February 22, 1994, RasterOps was granted U.S. patent No. 5,289,565 for "Method and Apparatus for CYMK-RGB RAMDAC" and on June 28, 1994, Truevision was granted U.S. patent No. 5,325,195 for "Video Normalizer for a Display Monitor." On July 5, 1994, RasterOps was granted U.S. patent No. 5,327,243 for "Real time Video Converter." RasterOps also has two patent applications pending in the United States for live video technology, color calibration and color management. This technology is currently used in various RasterOps products.

    RasterOps attempts to protect its trade secrets and other intellectual property through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. While RasterOps ability to compete may be affected by its ability to protect its intellectual property, RasterOps believes that, because of the rapid pace of technological change in the industry, its technical expertise and ability to innovate on a timely basis will be important in maintaining its competitive position in addition to rigorously protecting its intellectual property. Although RasterOps continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Uncertainty Regarding Proprietary Rights."

EMPLOYEES

    As of July 1, 1995, RasterOps had 176 employees, of whom 42 were engaged in research and development, 47 in manufacturing and 87 in sales, general and administration. RasterOps' future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. RasterOps' employees are not represented by any collective bargaining organization, and RasterOps has never experienced a work stoppage. RasterOps believes that its employee relations are good. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel; Recent Management Changes."

ITEM 2.  PROPERTY

    RasterOps' principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and consist of approximately 60,000 and 30,000 square feet, respectively, of office space leased pursuant to agreements that expire in 1996 and 1998, respectively. This space is used for product development, manufacturing, sales, marketing and administration. RasterOps leases sales offices outside the United States in France, United Kingdom, Germany and an office in the Netherlands. RasterOps believes its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or alternative space will be available as needed on commercially reasonably terms.

ITEM 3.  LEGAL PROCEEDINGS

    (a) In June 1992, two virtually identical class action lawsuits were filed against the Company and certain of its current and former officers and directors alleging violations of the federal securities laws, which on August 26, 1992 were consolidated into one complaint. In February 1993, plaintiffs filed a derivative complaint purporting to assert claims on behalf of the Company against the individual defendants for breach of fiduciary duty and violation of California Corporations Code 25502.5. The original complaints alleged, among other things, that the Company and the individual defendants artificially inflated the price of RasterOps Common Stock by making misrepresentations and omissions of material facts in various public statements issued during the alleged class period, beginning October 18, 1990 and ending October 2, 1991, and that certain officers and directors sold shares of RasterOps Common Stock during the alleged class period while in possession of material non-public information. The complaints sought unspecified compensatory damages and costs and attorneys' fees on behalf of purchasers of the Company's Common Stock during the alleged class period. The cause of action for violation of Corporations Code Section 25502.5 has been dismissed without prejudice by plaintiffs and defendants have filed answers to the remainder of the derivative complaint. In June 1994, plaintiffs filed a third consolidated class action complaint alleging violations of section 10(b) and 20(a) of the Securities and Exchange Act of 1934. On October 28, 1994, motions to dismiss the third amended complaint were granted in part and denied in part, and defendants have filed answers to the third amended complaint. The parties agreed to continue the trial date until October 16, 1995. The court entered an order to that effect. In March of 1995, the parties entered into a memorandum of understanding regarding settlement of both actions which called for payments totaling $6.5 million paid in August of 1995. The total settlement of $6.5 million was approved by the federal court on August 28, 1995.

    (b) On July 20, 1993, RasterOps was granted U.S. Patent No. 5,229,852 for "Real time Video Converter Providing Special Effects." This technology is used in RasterOps' and its subsidiary, Truevision's video-in-a-window products. On October 11, 1993, after reviewing Radius' VideoVision products, RasterOps demanded that Radius cease the production, selling and use of these products and any other products infringing on this patent. On November 23, 1993, RasterOps filed a lawsuit in the Federal District Court of Northern California alleging patent infringement. In September of 1994, the Company determined that the continuing costs of this action were not in the Company's best interest and, as a result, legal action was terminated in December 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of fiscal 1995 to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company are as follows:

Louis J. Doctor                 37   President and Chief Executive Officer
R. John Curson                  52   Senior  Vice  President,  Chief  Financial  Officer and
                                      Secretary
Carl C. Calabria                36   Senior Vice President, Engineering
Robert J. O'Brien               45   Senior Vice President, Worldwide Sales
William M. Carter               46   Vice President, Operations
Rondal J. Moore                 37   General Counsel, Vice President
Harvey Chesler                  37   Corporate Controller

    All executive officers serve at the pleasure of the Board of Directors. There are no family relationships among the directors or executive officers of the Company.

    Mr. Louis J. Doctor has been President and Chief Executive Officer since he joined the Company in October 1994. Prior to joining the Company he was president of the Arbor Group, which offered corporate clients a full range of strategic services in the technology arena since May 1994. He also held positions of Executive Vice President and Vice President of Business Development at SuperMac Technology, Inc. from June 1991 to April 1994. In March 1981, Mr. Doctor co-founded Raster Technologies, an industry pioneer in high-end graphics and imaging systems, and served as its President until January 1989. Mr. Doctor was an independent consultant from January 1989 to June 1991.

    Mr. R. John Curson has been Senior Vice President, Chief Financial Officer and Secretary since he joined the Company in November 1993. Prior to Joining the Company he served as Chief Financial Officer at LH Research, Inc. from 1992 to 1993. Additionally, Mr. Curson has held positions such as Chief Financial Officer for Martec Corporation and Chief Financial Officer for Dysan. He also held Vice President of Finance positions for Xidex Corporation and Dataproducts Corporation.

    Mr. Carl C. Calabria has been Senior Vice President, Engineering since July 1994. From July 1990 through June 1994 he served as Executive Vice President, Engineering of Truevision, Inc. From September 1987 until July 1990, he served as Co-President and Director of Engineering of Truevision Inc., and from September 1987 until December 1991, he served as a Director of Truevision, Inc. In June 1984, Mr. Calabria co-founded the AT&T EPI Center and served as Senior Design Engineer until 1986 when he was appointed Manager of Research and Development.

    Mr. Robert J. O'Brien has been Senior Vice President, Sales since joining the Company in December 1994. Prior to joining the Company, Mr. O'Brien was Senior Vice President, Sales and Marketing for ULSI Systems, Inc. from 1992 to 1994. Additionally, Mr. O'Brien has held positions such as Vice President, Sales and Marketing InfoChip Systems, Inc. and Vice President/General Manager for Western Digital Corporation. He also held National Sales Manager positions for Tecmar Corporation, SoftSmith, and The GAP Stores.

    Mr. William Matt Carter has been Vice President Operations since joining the Company in April 1995. Prior to joining the Company, Mr. Carter founded Photon Machines Incorporated in 1991. Mr. Carter served as President and Chief Executive Officer. Prior to founding Photon Machines Inc. Mr. Carter was a founder of Radius, Inc., a manufacturer of large screen monitors and graphics peripherals for Apple Macintosh and IBM compatible personal computers. Mr. Carter served as Vice President Operations, Corporate Secretary and as a member of the Board of Directors. Before founding Radius, Inc. Mr. Carter held management positions at other companies such as Apple Computer, Inc., and Four Phase Systems, Inc.

    Mr. Harvey Chesler has been Corporate Controller since joining the Company in July 1994. Prior to joining the Company, Mr. Chesler was Vice President of Finance for the Merchandising Division of MCA/Universal from September 1992 to July 1994. Additionally, Mr. Chesler has held Controller positions at Xidex Corporation and Peripheral Technology.

    Mr. Rondal J. Moore has been Vice President and General Counsel for the Company since May 1995. Mr. Moore had been General Counsel since joining the Company in November 1994. Prior to joining the Company, he served as Associate Counsel for Business Development as well as in various other positions with SuperMac Technology from December 1989 through November 1994. Additionally, Mr. Moore has served as the General Manager for a transportation company, S & M Marketing, and as a Supply Officer in the United States Navy.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK MARKET PRICE:

QUARTER ENDED 1995                                                  JULY 1      MARCH 31      DECEMBER 31    SEPTEMBER 30
----------------------------------------------------------------  -----------  -----------  ---------------  -------------

High............................................................   $   6 5/8    $   5 1/4      $   4 3/4       $   4 3/4
Low.............................................................   $       4    $   2 3/4      $   2 1/4       $   3 1/8


QUARTER ENDED 1994                                                  JUNE 30     MARCH 31      DECEMBER 31    SEPTEMBER 30
----------------------------------------------------------------  -----------  -----------  ---------------  -------------

High............................................................   $   6 1/8    $       9      $       9       $      11
Low.............................................................   $   4 1/8    $   5 1/8      $   6 5/8       $   8 1/8

    The table above sets forth for the quarters indicated the high and low sales prices for the common stock as reported on the NASDAQ National Market System. As of September 6, 1995, the Company had approximately 336 shareholders. The price for the common stock as of the close of business on September 6, 1995 was $9.50.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    JULY 1,     JUNE 30,    JUNE 30,     JUNE 30,     JUNE 30,
YEAR ENDED                                            1995        1994        1993         1992         1991
-------------------------------------------------  ----------  ----------  -----------  -----------  -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
OPERATIONS
Net sales........................................  $   66,318  $   79,175  $   100,023  $   121,699  $   105,518
Restructuring and other costs....................       3,654       6,694        9,590           --           --
Litigation settlement expense....................       3,675          --           --           --           --
Income (loss) before income taxes................     (20,231)    (20,865)     (16,730)       8,359       11,711
Net income (loss)................................     (20,231)    (20,865)     (12,163)       5,157        7,543
Net income (loss) per share......................       (2.12)      (2.20)       (1.49)        0.64         0.92
Average common shares and equivalents............       9,565       9,466        8,189        8,115        8,164

YEAR END STATUS
Total assets.....................................  $   40,726  $   44,701  $    66,704  $    74,590  $    64,104
Long-term obligations............................  $       44  $      247  $       747  $     1,250  $     1,008
Shareholders equity..............................  $   18,527  $   30,231  $    50,193  $    50,779  $    44,500
Working capital..................................  $   14,215  $   23,671  $    42,487  $    42,571  $    37,878
Current ratio....................................         1.6         2.7          3.7          2.9          3.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto.

    RESULTS OF OPERATIONS. The following tables set forth items in the consolidated statements of operations as a percentage of net sales for each of the three fiscal years in the period ended July 1, 1995, and the year-to-year percentage change in the dollar amounts of certain items in fiscal 1995 and 1994 ($ in thousands, except per share data):

                                                                                  JULY 1,     JUNE 30,     JUNE 30,
PERCENTAGE OF NET SALES                                                            1995         1994         1993
------------------------------------------------------------------------------  -----------  -----------  -----------
Net sales.....................................................................      100.0%       100.0%       100.0%
Cost of sales.................................................................       77.8         76.2         64.5
                                                                                    -----        -----        -----
Gross profit..................................................................       22.2         23.8         35.5
Operating expenses:
  Research and development....................................................       10.3          9.9          8.8
  Selling, general and administrative.........................................       31.0         31.9         34.4
  Restructuring and other costs...............................................        5.5          8.5          9.6
                                                                                    -----        -----        -----
Loss from operations..........................................................      (24.6)       (26.5)       (17.3)
Litigation, interest and other income (expense), net..........................       (5.9)         0.1          0.6
                                                                                    -----        -----        -----
Loss before benefit from income taxes.........................................      (30.5)       (26.4)       (16.7)
Benefit from income taxes.....................................................         --           --          4.5
                                                                                    -----        -----        -----
Net loss......................................................................      (30.5)%      (26.4)%      (12.2)%
                                                                                    -----        -----        -----
                                                                                    -----        -----        -----

                                                              1995       CHANGE        1994       CHANGE        1993
                                                           ----------  -----------  ----------  -----------  -----------
Net sales................................................  $   66,318        (16)%  $   79,175        (21)%  $   100,023
Gross profit.............................................      14,695        (22)%      18,882        (47)%       35,501
Operating expenses.......................................      31,021        (22)%      39,825        (25)%       52,827
Net loss.................................................     (20,231)        (3)%     (20,865)        72%       (12,163)
Net loss per share.......................................       (2.12)        (4)%       (2.20)        48%         (1.49)

FISCAL 1995 COMPARED TO FISCAL 1994

    NET SALES. RasterOps' total net sales for fiscal 1995 decreased $12.9 million, or 16.3%, to $66.3 million compared to total net sales of $79.2 million in fiscal 1994. International net sales represented 30% of total net sales compared to 31% in fiscal 1994. The decrease in net sales is due to a shift in the Company's product focus during fiscal 1995. During the latter part of the first quarter of fiscal 1995 the Company began to separate, view and analyze its product lines in terms of "Truevision" and "RasterOps" products. The Truevision product line consists of all video and OEM products, while the RasterOps product line consists of its traditional products, such as Macintosh boards, PC graphics acceleration cards and monitors. At that time, the Company elected to terminate its entire PC graphics product line, reduce its dependency upon monitor sales and focus its future on its higher-margin Truevision (desktop digital video) product line.

    The following table indicates the total net sales by product line for the years ended July 1, 1995 and June 30, 1994 ($ in millions):

                                                                                             YEAR-YEAR %
PRODUCT LINE:                                 1995       % SALES      1994       % SALES       CHANGE
------------------------------------------  ---------  -----------  ---------  -----------  -------------
RasterOps:
  Macintosh boards........................  $     7.1       10.7%   $    13.4       16.9%
  Monitors................................       13.7       20.7         30.4       38.4
  PC graphics boards, other...............         .2        0.3          2.3        2.9
                                            ---------      -----    ---------      -----
                                                 21.0       31.7         46.1       58.2         (54.4)%
                                            ---------      -----    ---------      -----
Truevision:
  Macintosh OEM...........................        7.1       10.7          6.8        8.6
  Video...................................       24.8       37.4         20.4       25.7
  Video OEM...............................       12.0       18.1          5.9        7.5
  Other...................................        1.4        2.1           --         --
                                            ---------      -----    ---------      -----
                                                 45.3       68.3         33.1       41.8          36.9 %
                                            ---------      -----    ---------      -----
Total net sales...........................  $    66.3      100.0%   $    79.2      100.0%        (16.3)%
                                            ---------      -----    ---------      -----
                                            ---------      -----    ---------      -----

    Historically, the Company's net sales have consisted of a significant amount of low-margin monitor products, however, in fiscal 1995 the Company exited substantially all the monitor business. Of the $13.7 million of monitor sales for fiscal 1995, the Company shipped only $400,000 during the last quarter of fiscal 1995.

    During fiscal 1995 the Company also focused its efforts to building its OEM customer base. Sales to OEM's during fiscal 1995 were $19.1 million, or 28.8% of total net sales, compared to $12.7 million, or 16.0% for fiscal 1994. During fiscal 1995, the Company negotiated a three-year agreement with Avid who accounted for 15.7% of the Company's total net sales for fiscal 1995.

    RasterOps' non-OEM customers generally place orders on an as-needed basis and, as a result, backlog at the beginning of each quarter represents only a small percentage of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. RasterOps' results of operations may fluctuate from quarter to quarter due to changes in backlog and to other factors such as announcements by RasterOps, its competitors or the manufacturers of the platforms with which its products are used.

    GROSS PROFIT. Gross profit as a percent of net sales decreased from 24% in fiscal 1994 to 22% in fiscal 1995. During the first quarter of fiscal 1995 the Company increased its inventory reserves by $6.0 million (excluding the $1.9 million included in restructuring) to reduce to the net realizable value its Macintosh boards and monitor products as the Company was experiencing a significant reduction in customer demand for these products. The Company believes the demand reduction in graphics products was due primarily to intensified competition, particularly late in the first quarter, and Apple Computer Inc.'s integration of graphics acceleration features into its Macintosh computers and the monitor business was receiving increased competition with entry of Apple and Sony into this market. The Company's gross margins have improved during the last three quarters of fiscal 1995 as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time gradually exiting the low-margin monitor business.

    RESEARCH AND DEVELOPMENT EXPENSES. For both fiscal 1995 and fiscal 1994, research and development expenses were 10% of net sales. Spending decreased in fiscal 1995 $1.0 million compared to that in fiscal 1994. This decrease in fiscal 1995 can be attributed in part to reduced headcount, prototype material purchases and the discontinuance of its printer software engineering operations located in Boulder, Colorado during the quarter ended March 31, 1994.

    The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for broadcast video and color imaging systems and is directly related to timely development of new and enhanced products. The Company, therefore, may experience increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions or enable to maintain or increase sales. The Company estimates that research and development spending as a percentage of sales will remain relatively constant.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percent of net sales, selling, general and administrative expenses were 31% and 32% in fiscal 1995 and 1994, respectively. The dollar decrease of $4.8 million in fiscal 1995 compared to 1994 was principally a result of reduced commissions, partially due to increasing OEM business, and related variable expenses due to lower net sales, lower advertising and promotional spending.

    INTEREST AND OTHER INCOME (EXPENSE). The decrease in interest income in fiscal 1995 compared to fiscal 1994 was due to a lower level of invested funds. The increase in interest expense in fiscal 1995 compared to fiscal 1994 was due primarily to the Company's borrowings on its line of credit offset by the partial repayment of notes payable.

    INCOME TAXES. No net provision for income taxes was recorded for fiscal years 1995 and 1994 as the Company incurred net operating losses for each of those years. As of July 1, 1995, the Company no longer has any further carryback potential. Because the Company believes there is sufficient uncertainty regarding the utilization of all of the Company's tax loss and credit carryovers, it recorded a valuation allowance for a portion of its net deferred tax assets, which includes an amount relative to its current year's pretax loss (Note 7).

SPECIAL CHARGES.

    FISCAL 1995 -- Late in the quarter ended September 30, 1994, the Company elected to terminate the production of its entire recently introduced PC graphics product line which consisted of a variety of graphics acceleration cards and record a charge for restructuring and other costs of $3.7 million. The detail is as follows:

        a) reserve of $1.9 million to reduce the related inventory to net realizable value, and during the nine months ended July 1, 1995, the reserve was virtually eliminated, yielding no margin on sales of related products. The Company believes that the remaining inventory is adequately reserved;

        b) Due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments;

        c) $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Indiana, Germany, France, United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $317,000 during fiscal 1995 and will decrease facilities and amortization expense by $267,000 during fiscal 1996; and

        d)  $155,000 of other costs.

    The Company has a remaining restructuring reserve balance of $478,000 as of July 1, 1995 related to this restructuring (Note 2), which it believes is adequate to complete the restructuring.

    SETTLEMENT OF LITIGATION EXPENSE. As part of the $6.5 million settlement agreement, which was approved by the federal court on August 28, 1995 of the Company's class-action lawsuit (Note 10), the Company recorded litigation expense of $3.7 million, which is net of proceeds received after July 1, 1995 from the Company's Director's and Officer's liability insurance carrier.

    FISCAL 1994 -- During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and litigation of $6.5 million utilizing $4.9 million during fiscal year 1994. This charge included costs of downsizing and integrating its current operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

    In September 1993, the Company decided to discontinue the production of its CorrectPrint series of color printers, Sweet 16 monitors and other products. The detail is as follows:

        a) writedown of the related inventory was $4.3 million, of which approximately $91,000 of inventory remains and is fully reserved;

        b) write-offs of certain other assets in the amount of $500,000, including prepaid royalties and fixed assets no longer having economic value. These fixed asset reductions decreased depreciation expense in fiscal years 1995 and 1994 by $156,000 and $254,000, respectively;

        c) severance and related costs associated with the integration of RasterOps and Truevision's customer support and manufacturing operations in fiscal 1994, and the write-off of $225,000 of certain other assets; and

        d) legal fees of $470,000 associated with the Company's class action lawsuit (Note 10). Subsequent to the first quarter of fiscal 1994, the Company incurred additional legal costs of $234,000 related to its class action lawsuit.

    FISCAL 1993 -- During the quarter ended March 31, 1993, RasterOps undertook a series of actions to reduce costs and expenses. Restructuring charges totaling $6.7 million were recorded, which included severance related costs, downsizing of its current operations and write-off of non-performing assets as a result of the discontinuance of certain product lines.

    In connection with the merger with Truevision on August 28, 1992, RasterOps recorded a charge for restructuring and merger costs of approximately $2.9 million to reflect the combination of operations of the companies. This includes professional fees and other direct transaction costs associated with the merger, severance related costs primarily for termination of redundant employees, elimination and/or relocation of duplicate sales operations and write-off of excess property and equipment and inventory which became obsolete by the merger.

FISCAL 1994 COMPARED TO FISCAL 1993

    NET SALES. RasterOps' total net sales for fiscal 1994 decreased $20.8 million, or 21%, to approximately $79.2 million compared to total net sales of $100.0 million in fiscal 1993. International net sales represented 31% of total net sales in fiscal 1994 compared to 43% in fiscal 1993. During fiscal 1994 and fiscal 1993, European and Asia/Pacific net sales, as a percent of net sales, declined two percentage points and seven percentage points, respectively. The Company believes that the declines in both years resulted from greater price pressures on both its Macintosh monitor and board products and decreased unit volume due to research and development and part availability related delays in planned shipments of new products. Both domestic and international net sales for fiscal 1994 were additionally affected by customer hesitation in anticipation of Apple's transition to the Power Macintosh platform.

    GROSS PROFIT. Gross profit as a percent of net sales declined from 36% in fiscal 1993 to 24% in fiscal 1994. The decrease can be attributed to lower average selling prices resulting from continuing competitive price pressures and to shifts in the Company's product mix towards lower margin products. In addition, in the fourth quarter of fiscal 1994, the Company incurred a $3.2 million write-off associated with excess inventory on certain products which did not meet sales volume goals, in part due to market uncertainty regarding the impact of the Power Macintosh.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 10% of net sales for fiscal 1994, compared to 9% for fiscal year 1993. Although spending decreased $972,000, expenses as a percent of sales increased primarily to the decrease in sales. The decrease in spending during fiscal 1994 can be attributed in part to the inclusion in fiscal 1993 of a one-time charge of compensation expense of $247,000 in connection with the Company's acquisition of Truevision, and the discontinuance of its printer software engineering operations located in Boulder, Colorado during the quarter ended March 31, 1994.

    During fiscal 1994, RasterOps spent approximately 40% of its research and development dollars on PC related products and 60% on Macintosh related products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percent of net sales, selling, general and administrative expenses were 32% and 34% in fiscal 1994 and 1993, respectively. The decrease of $9.1 million in fiscal 1994 compared to 1993 was a result of reduced commissions and related variable expenses due to lower net sales, lower advertising and promotional spending. In addition there were reductions resulting from the Company's cost cutting measures implemented during the first quarter of fiscal 1994 and a one time allocation of compensation expense of $420,000 in fiscal 1993 in connection with the Company's acquisition of Truevision, Inc. Sales and technical support expenditures also decreased significantly during fiscal 1994 as the Company implemented its consolidation of Macintosh and PC related technical support groups in an effort to provide better customer support and further reduce expenses.

    INTEREST AND OTHER INCOME (EXPENSE). Other expense in fiscal 1994 is comprised primarily of transaction losses from foreign exchange. In fiscal 1993, the Company sold its equity investment in two high technology companies which resulted in a gain of $516,000.

    The decrease in interest income in fiscal 1994 compared to fiscal 1993 was due to a lower level of invested funds combined with lower interest rates.

    The decrease in interest expense in fiscal 1994 compared to fiscal 1993 was due primarily to the partial repayment of notes payable.

    INCOME TAXES. No net provision for income taxes was recorded for fiscal 1994 as the Company incurred a net operating loss for the year ended June 30, 1994. This compares to a benefit of $4.6 million, or 27% of pretax loss, in fiscal 1993. In fiscal 1993, the Company was able to record income tax benefit from carryback of its net operating loss for federal income tax purposes. As of June 30, 1994, the Company no longer had any substantial carryback potential. The Company also recorded a valuation allowance for a portion of its total net deferred tax assets.

    LIQUIDITY AND CAPITAL RESOURCES. At July 1, 1995, RasterOps had cash and cash equivalents of $10.4 million, compared to $8.3 million at June 30, 1994. Working capital decreased from $23.7 million at June 30, 1994 to $14.2 million at July 1, 1995. During fiscal 1995, net cash used in operating activities was $7.1 million compared to $1.3 million during fiscal 1994. In fiscal years 1995 and 1994, the net losses in addition to changes in working capital items contributed to net cash used.

    Substantially all of the Company's sales are made directly to OEMs, distributors, value added resellers (VAR's), authorized independent dealers and retail chains. While RasterOps intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels. RasterOps has no material commitments for the purchase of capital equipment.

    RasterOps satisfied its cash requirements for fiscal 1995 primarily from its beginning balance of $8.3 million, $8.7 million (net of issuance costs), generated from the issuance of 2,000,000 shares of the Company's Common Stock in a private placement to multiple investors in June 1995, and borrowings of $1.7 million on its line of credit. For fiscal 1994, the Company's cash requirements were satisfied primarily from the beginning balance offset by changes in working capital. For fiscal 1993, the Company's cash requirements were satisfied primarily from $9.5 million, net of issuance costs, generated from the issuance of 1,250,000 shares of the Company's Common Stock in the private placement to Scitex Corporation Ltd. In January 1995, the Company executed a revolving line of credit with a bank under which up to $5,000,000 may be borrowed based upon percentages of eligible accounts receivable. On June 13, 1995, the Company amended the original Credit Agreement allowing it to borrow up to $7,000,000 based upon percentages of eligible accounts receivable. As of July 1, 1995, the Company had borrowings of $1.7 million under the Credit Agreement and guarantees through issuance of letters of credit to suppliers of $800,000 and was eligible to borrow an additional $3.7 million.

    On August 8, 1995, the Company issued an additional 650,000 shares of its Common Stock in a private placement to multiple investors for proceeds to the Company of $6.26 per share, or $4,067,700, net of issuance costs. The proceeds were used primarily to fund the settlement of the Company's class action lawsuit, which the court has approved.

    RasterOps believes that its current cash and cash to be generated from operations in addition to its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next year.

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS.

    SUBSTANTIAL RECENT OPERATING LOSSES

    From 1992 to 1993, the Company's revenues declined by approximately $21.7 million (or 18%), from 1993 to 1994, the Company's revenues declined by approximately $20.8 million (or 21%) and from 1994 to 1995, the Company's revenues declined by approximately $12.9 million (or 16%). In addition, the Company has experienced significant operating losses during such periods. There can be no assurance that revenues in the quarter ending September 30, 1995, will equal or exceed revenues for the quarter ended July 1, 1995, or that the Company will not experience significant operating losses in the future. As of July 1, 1995, the Company had an accumulated deficit of approximately $29.0 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses, and in particular, research and development expenses in future periods. There can be no assurance that increased research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase sales, and there can be no assurance that the Company will ever return to profitability.

    SIGNIFICANT VOLATILITY IN OPERATING RESULTS

    In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition on the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect operating results for one or more product cycles.

    The volume and timing of orders received during a quarter are difficult to forecast. The Company's retail and distribution customers generally place orders on an as-needed basis and, as a result, backlog at the beginning of each quarter represents only a small percentage of the product sales anticipated in that quarter for those customers. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. As a result, a shortfall in sales in any quarter in comparison to expectations may not be identifiable until the end of the quarter. In addition, in large part due to delays in receipt of component supplies and manufacturing delays, the Company has in the past recorded a substantial portion of its revenues in the last weeks of the quarter. Notwithstanding the difficulty in forecasting future sales, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may impact the Company's operating results due to an inability to adjust expenses or inventory during the quarter to match the level of revenues for the quarter. Excess inventory could also result in cash flow difficulties as well as expenses associated with inventory writeoffs.

    RISKS ASSOCIATED WITH MANUFACTURING OPERATIONS

    Recent events at the Company have subjected it to significant manufacturing risks. A significant part of the RasterOps product line was monitors that were acquired fully assembled from the Company's suppliers and that had relatively high unit prices. Truevision products are primarily complex board level products, which require significantly more sophisticated manufacturing technologies and operations and some of which sell for significantly less per unit than monitors. In addition, the Company has recently transitioned its Truevision manufacturing operations from Indiana to its Santa Clara, California headquarters. Furthermore, the Company has recently introduced several new, complex board level products. These factors have placed a substantial strain on the Company's manufacturing operations, and the Company has experienced significant dislocations in connection with these factors. The Company's future operating results will depend in part on its ability to rapidly and cost-effectively ramp manufacturing of complex new and existing board products. Any delays or dislocations in this process could have a material adverse effect on the Company's business and results of operations.

    DISCONTINUANCE OF RASTEROPS GRAPHICS PRODUCTS; INCREASING DEPENDENCE ON TRUEVISION VIDEO GRAPHICS PRODUCTS

    Historically, the Company has derived a significant majority of its revenues from sales of RasterOps color graphics products for the Apple platform. In the years ended June 30, 1994 and July 1, 1995, sales of RasterOps products accounted for $46.1 million (or 58% of revenues) and $21.0 million (or 32% of revenues), respectively. In particular, the Company's RasterOps monitor business contributed $30.4 million and $13.7 million to the Company's revenues in fiscal 1994 and 1995, respectively. In recent periods, the Company has determined to eliminate several RasterOps product lines (including its monitor products) and to shift its focus from RasterOps products to Truevision products generally. In the quarter ended July 1, 1995, RasterOps products accounted for approximately $2.1 million (or 13% of product sales), and Truevision and OEM products accounted for approximately $14.2 million (or 87% product sales). In light of the declines in sales of RasterOps products, the Company's future operating results will substantially depend upon sales of Truevision and OEM products. There can be no assurance that the Company will be successful in maintaining or increasing sales of Truevision and OEM products.

    DEPENDENCE ON EMERGING MARKET

    The market for digital desktop video authoring products is an emerging one, and the size and timing of its development are subject to substantial uncertainties and are outside the control of the Company. There can be no assurance of the rate, if any, that applications requiring development of new video content will develop or of the rate, if any, at which digital, open-system, desktop solutions for video authoring will achieve market acceptance. If the market for digital desktop video authoring were to fail to develop, or were to develop more slowly than anticipated, the Company's business, financial position and results of operations could be materially adversely affected.

    RAPID TECHNOLOGICAL CHANGE; NEED FOR MARKET ACCEPTANCE OF DVR ARCHITECTURE

    The personal computer and workstation industry and the related computer imaging market are characterized by intense competition, rapidly changing technology and evolving industry standards, often resulting in short product life cycles and rapid price declines. Accordingly, the Company's success is highly dependent on its ability to develop, introduce to the marketplace in a timely manner and sell complex new products. In this respect, the Company has recently introduced and plan to introduce additional new versions of its Targa 2000 product for the PCI bus. The Company has in the past experienced some delays in product introductions due to longer than anticipated development and the time required to obtain necessary components, as well as delays in market acceptance. If the Company were to experience similar delays in the future, with respect to its PCI bus product or otherwise, the Company's results of operations could be materially adversely affected.

    The Company's most recent introductions in the Truevision product line, including the Targa 2000, are based on the Company's DVR architecture, and it is expected that any new Truevision products introduced in the foreseeable future will also be based on the DVR architecture. The DVR architecture is a new technology that has not yet achieved widespread commercial acceptance, and there can be no assurance that it will do so in the future. Failure of the DVR architecture to achieve widespread commercial acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND SUBCONTRACTORS

    Certain components used in the Company's products are currently available only from a single source, and others are available from only a limited number of sources. In particular, the Company's "hub" chips that are the basis of the most recent generation of Truevision products are available only from LSI Logic Corporation and are subject to substantial lead times, and other components (particularly certain ASICs) are also available only from single sources. In the past, the Company has experienced delays in the receipt of certain of its key components and discontinuations of certain components, which have resulted in delays in product deliveries. In particular, delays in receipt of certain components interfered with the Company's ability to ship certain products in the quarter ended April 1, 1995, and had a material adverse effect on the Company's results of operations for that quarter. There can be no assurance that delays in key components and product deliveries will not recur in the future or that these vendors will continue to supply the Company. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn, have a material adverse effect on the Company's business and results of operations. In addition, shortages of raw materials or production capacity constraints at the Company's subcontractors or suppliers could negatively affect the Company's ability to meet its production obligations and result in increased prices for components. Any such reduction may result in delays in shipments of the Company's products or increase the prices of components, either of which could have a material adverse effect on the Company's business and results of operations.

    For the assembly of its products, the Company relies primarily on subcontractors who use components purchased, tested and kitted by the Company. The Company has in the past experienced interruptions in these services and delays in product deliveries, which have in certain cases had a material adverse effect on the Company's results of operations for particular periods (including the quarter ended April 1, 1995), and there can be no assurance that such problems will not recur in the future. The process of qualifying additional subcontractors could be a lengthy one, and the inability of any of the Company's subcontractors to provide the Company with these services in a timely fashion could have a material adverse effect on the Company's operations until such time as alternate sources of such services are established and the quality of such services reaches an acceptable level.

    FUTURE CAPITAL NEEDS UNCERTAIN

    The Company's future capital requirements will depend upon many factors, including the extent and timing of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital prior to such time. In particular, the Company may seek additional funding during the next twelve months and would likely do so after such time to finance working capital, although the Company is unable to predict the amount and timing of such capital needs at this time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. Shortages of working capital may cause delays in the Company's ability to timely obtain adequate supplies of components or sub-contracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business and results of operations. Moreover, if additional financing was not available, the Company could be required to reduce or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to investors purchasing the Units offered hereby. If adequate financing sources are insufficient or not available, the Company's financial position and results of operations could be materially adversely affected.

    The Company currently has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowings to percentages of accounts receivable. The Company has within the last twelve months been in violation of certain of the covenants. Although the Company is currently in compliance with the bank agreement, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

    COMPETITION

    The Company's markets are intensely competitive, and the Company expects this competition to continue to increase. The Company has experienced continued competitive pricing pressures on a number of its product lines, and the Company expects that these pricing pressures will continue. To the extent that competitive pressures require price reductions more rapidly than the Company is able to cut its costs, the Company's gross margins and results of operations will be adversely affected. Many of the Company's competitors are more established, have greater name recognition and have significantly greater financial, technological, production and sales and marketing resources than the Company. In addition to products currently in production by such competitors, the Company expects that additional competitive products will be developed and that new companies will enter its markets, both of which will continue to increase competition. There can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, distribution and general economic conditions or by a downturn in the demand for personal computers or workstations. There can be no assurance that the Company will be able to compete successfully with respect to these or other factors, and the Company's results of operations may fluctuate from quarter to quarter due to these and other factors.

    DEPENDENCE ON KEY PERSONNEL; RECENT MANAGEMENT CHANGES

    The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular, the Company's Chief Executive Officer was hired in October 1994, and since that date, the Company has hired several new executive officers. The loss of any one of these officers or employees could have a material adverse effect on the Company's business and results of operations. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

    SHORT PRODUCT LIFE CYCLES

    The market in which the Company operates is increasingly being characterized by frequent new product introductions, which can result in short product life cycles. The Company must continually monitor industry trends and make difficult choices in selecting new technologies and features to incorporate into its products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly subsequent cycles. Moreover, because of the possibility of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand.

    As is customary for high technology companies, sales of individual products can often be characterized by steep declines in sales, pricing and margins toward the end of the respective product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products and to phase out their manufacture in a controlled manner. Nevertheless, the Company has in the past experienced and could in the future experience unexpected reductions in sales of older generation products as customers anticipate new products. These reductions have resulted in and could in the future give rise to additional charges for obsolete or excess inventory, returns of older generation products by distributors, or substantial price protection charges. To the extent that the Company is unsuccessful in managing product transitions, its business and operating results could be materially adversely affected.

    DEPENDENCE ON AVID

    During the quarter and the fiscal year ended July 1, 1995, Avid Technology, Inc. ("Avid") accounted for approximately 29.2% and 15.7%, respectively, of the Company's revenues. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to Avid and other key customers, and this dependence could increase in the future. In addition, Avid or other key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from Avid or other key customers could have a material adverse effect on the Company's business and results of operations. In addition, the Company's agreement with Avid provides that Avid has the right to manufacture products upon payment of a royalty rather than purchasing them from the Company. Avid does not yet manufacture any of the Company's products. If Avid chooses to manufacture the Company's products rather than purchase them, the Company's revenues, gross margins and operating income would be adversely affected. There can be no assurance that Avid will not choose to manufacture the Company's products in the future.

    RELATIONSHIP WITH SYSTEM SOFTWARE VENDORS

    The Company's open systems, desktop strategy is substantially dependent on its ability to maintain product compatibility and relationships with system software vendors such as Microsoft and Apple. If the Company's relationship with either Microsoft or Apple were to deteriorate, its business and results of operations could be materially adversely affected.

    UNCERTAINTY REGARDING PROPRIETARY RIGHTS

    The Company attempts to protect its intellectual property rights through patents, trademarks, trade secrets and a variety of other measures. There can be no assurance, however, that such measures will provide adequate protection for the Company's intellectual property, that the Company's trade secrets or proprietary technology will not otherwise become known or become independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, that any rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claim sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

    Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of management resources and could have a material adverse effect on the Company's business, financial condition and results of operations. From time to time in the past the Company has received communications from third parties alleging that the Company may be in violation of such third parties' intellectual property rights, and there can be no assurance that such claims, or claims for indemnification resulting from infringement claims against others, will not be asserted in the future. If any such claims or actions are asserted against the Company, the Company may seek to obtain a license under a third parties' intellectual property rights. There can be no assurance, however, that a license would be obtainable on reasonable terms or at all. In addition, should the Company be required to litigate any such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

    INTEGRATION OF PRODUCT FUNCTIONALITY BY MOTHERBOARD MANUFACTURERS

    In general, the Company's products are individual add-in subsystems which function with computer systems to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips which are then incorporated onto motherboards. The Company has experienced such integration and incorporation and expects that it will continue to occur with respect to the functionality provided by the Company's products. The Company's success will remain dependent, in part, on its ability to continue to develop products which incorporate new and rapidly evolving technologies that computer makers have not yet fully incorporated into motherboards, and there can be no assurance that incorporation of new functionality's onto motherboards will not adversely affect the market for the Company's products.

    INTERNATIONAL OPERATIONS

    For the fiscal years ended June 30, 1994 and July 1, 1995, approximately 31% and 30%, respectively, of the Company's net sales were derived from sales to international customers. The Company expects that international sales will continue to represent a significant portion of net sales. Although the Company's sales are denominated in dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock has been volatile and trading volumes have been relatively low. Factors such as variations in the Company's revenue, operating results and cash flow and announcements of technological innovations or price reductions by the Company, its competitors, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations may adversely affect the market price of the Company's Common Stock.

    The Company has recently received a request from the National Association of Securities Dealers, Inc. (the "NASD") in connection with the Company's private placement of securities consummated in June 1995. The NASD has asked the Company to verify that the placement was consistent with the NASD's shareholder approval requirements. The Company believes that there was no violation of such shareholder approval requirements. However, the Company and the NASD have not reached a resolution of this matter at this time, and there can be no assurance that the NASD will not take action against the Company in connection with such matter. Such action could include removing the Company from quotation on the Nasdaq National Market or from quotation on the Nasdaq Stock Market entirely.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS                                PAGE
                                                       ----

   Report of Independent Accountants.................   21
   Consolidated Balance Sheets -- July 1, 1995 and
    June 30, 1994....................................   22
   Consolidated Statements of Operations -- Three
    years ended July 1, 1995.........................   23
   Consolidated Statements of Shareholders' Equity --
    Three years ended July 1, 1995...................   24
   Consolidated Statements of Cash Flows -- Three
    years ended July 1, 1995.........................   25
   Notes to Consolidated Financial Statements........   26

2. FINANCIAL STATEMENT SCHEDULES The following financial statement schedule of RasterOps for the three years ended July 1, 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of RasterOps.

SCHEDULE                                            PAGE
--------------------------------------------------  ----
II Valuation and Qualifying Accounts..............   39

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of RasterOps

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of RasterOps and its subsidiaries at July 1, 1995 and June 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
August 10, 1995, except as to
the litigation settlement described in Note 10, which is as of August 28, 1995

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                     JULY 1, 1995   JUNE 30, 1994
                                                     ------------   -------------
                                                            (IN THOUSANDS)
Current assets:
  Cash and cash equivalents........................    $ 10,377        $ 8,254
  Accounts receivable, less allowance for doubtful
   accounts of
   $897 and $622...................................      10,726         11,022
  Inventory (Note 3)...............................      10,613         16,331
  Prepaid expenses and other assets (Note 10)......       4,295          1,099
  Deferred income taxes (Note 7)...................          60            540
  Income taxes receivable..........................         299            648
                                                     ------------   -------------
      Total current assets.........................      36,370         37,894
Property and equipment, net (Note 4)...............       2,668          4,858
Other assets.......................................         235            496
Deferred income taxes (Note 7).....................       1,453          1,453
                                                     ------------   -------------
      Total assets.................................    $ 40,726        $44,701
                                                     ------------   -------------
                                                     ------------   -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 6)..........................    $  1,684        $    --
  Current portion of long-term obligations (Note
   5)..............................................         200            505
  Accounts payable.................................       9,156         10,329
  Accrued employee compensation....................         678          1,023
  Accrued litigation settlement (Note 10)..........       6,600             --
  Other accrued liabilities........................       3,837          2,366
                                                     ------------   -------------
      Total current liabilities....................      22,155         14,223
Long-term obligations (Note 5).....................          44            247
                                                     ------------   -------------
      Total liabilities............................      22,199         14,470
                                                     ------------   -------------
Commitments and contingencies (Note 11)
Shareholders' equity (Note 8):
  Preferred Stock, no par value; 2,000,000 shares
   authorized;
   none issued or outstanding......................          --             --
  Common Stock, no par value; 15,000,000 shares
   authorized;
   11,587,000 and 9,516,000 shares issued and
   outstanding.....................................      47,657         38,971
  Accumulated deficit..............................     (28,978)        (8,747)
  Cumulative translation adjustment................        (152)             7
                                                     ------------   -------------
Total shareholders' equity.........................      18,527         30,231
                                                     ------------   -------------
      Total liabilities and shareholders' equity...    $ 40,726        $44,701
                                                     ------------   -------------
                                                     ------------   -------------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED
                                          --------------------------------------------
                                          JULY 1, 1995   JUNE 30, 1994   JUNE 30, 1993
                                          ------------   -------------   -------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales...............................    $ 66,318        $ 79,175        $100,023
Cost of sales...........................      51,623          60,293          64,522
                                          ------------   -------------   -------------
Gross profit............................      14,695          18,882          35,501
                                          ------------   -------------   -------------
Operating expenses:
  Research and development..............       6,831           7,844           8,816
  Selling, general and administrative...      20,536          25,287          34,421
  Restructuring and other costs.........       3,654           6,694           9,590
                                          ------------   -------------   -------------
    Total operating expenses............      31,021          39,825          52,827
                                          ------------   -------------   -------------
Loss from operations....................     (16,326)        (20,943)        (17,326)
Other income (expense), net.............         (76)            (41)            561
Interest income.........................          84             255             309
Interest expense........................        (238)           (136)           (274)
Litigation settlement expense (Note
 10)....................................      (3,675)             --              --
                                          ------------   -------------   -------------
Loss before benefit from income taxes...     (20,231)        (20,865)        (16,730)
Benefit from income taxes (Note 7)......          --              --          (4,567)
                                          ------------   -------------   -------------
Net loss................................    $(20,231)       $(20,865)       $(12,163)
                                          ------------   -------------   -------------
                                          ------------   -------------   -------------
Net loss per share......................    $  (2.12)       $  (2.20)       $  (1.49)
                                          ------------   -------------   -------------
                                          ------------   -------------   -------------
Average common shares...................       9,565           9,466           8,189
                                          ------------   -------------   -------------
                                          ------------   -------------   -------------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         THREE YEARS ENDED JULY 1, 1995

                                                          COMMON STOCK                    CUMULATIVE
                                                      --------------------  ACCUMULATED   TRANSLATION
                                                       SHARES     AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                                      ---------  ---------  ------------  -----------  ----------
                                                                            (IN THOUSANDS)
BALANCES AT JUNE 30, 1992...........................      7,867  $  26,510   $   24,281    $     (12)  $   50,779
Issuance of Common Stock to an investor, net........      1,250      9,540           --           --        9,540
Exercise of Common Stock incentive options..........         49         90           --           --           90
Issuance of common stock in connection with Employee
 Stock Purchase Plan................................        193      1,777           --           --        1,777
Tax benefit associated with stock options...........         --         64           --           --           64
Issuance of Common Stock in exchange for RIPS Common
 Stock..............................................         38        328           --           --          328
Currency translation adjustment.....................         --         --           --         (222)        (222)
Net loss............................................         --         --      (12,163)          --      (12,163)
                                                      ---------  ---------  ------------  -----------  ----------

BALANCES AT JUNE 30, 1993...........................      9,397     38,309       12,118         (234)      50,193
Exercise of Common Stock incentive options..........         58        250           --           --          250
Issuance of Common Stock in connection with Employee
 Stock Purchase Plan................................         61        412           --           --          412
Currency translation adjustment.....................         --         --           --          241          241
Net loss............................................         --         --      (20,865)          --      (20,865)
                                                      ---------  ---------  ------------  -----------  ----------

BALANCES AT JUNE 30, 1994...........................      9,516     38,971       (8,747)           7       30,231
Issuance of Common Stock to investors, net..........      2,000      8,428           --           --        8,428
Exercise of Common Stock incentive options..........          6         29           --           --           29
Issuance of Common Stock in connection with Employee
 Stock Purchase Plan................................         65        229           --           --          229
Currency translation adjustment.....................         --         --           --         (159)        (159)
Net loss............................................         --         --      (20,231)          --      (20,231)
                                                      ---------  ---------  ------------  -----------  ----------

BALANCES AT JULY 1, 1995............................     11,587  $  47,657   $  (28,978)   $    (152)  $   18,527
                                                      ---------  ---------  ------------  -----------  ----------
                                                      ---------  ---------  ------------  -----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED
                                                                         -----------------------------------------
                                                                           JULY 1,
                                                                            1995      JUNE 30, 1994  JUNE 30, 1993
                                                                         -----------  -------------  -------------
                                                                                      (IN THOUSANDS)
OPERATING CASH FLOWS:
Net loss...............................................................   $ (20,231)   $   (20,865)   $   (12,163)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................       2,771          3,328          2,890
    Gain on sale of investments........................................          --             --           (516)
    Income tax benefit from disqualifying dispositions of employee
     stock options.....................................................          --             --             64
    Compensation expense resulting from issuance of common stock.......          --             --            711
    Deferred income taxes..............................................         480          1,273           (414)
    Other..............................................................         129            770            907
  Changes in assets and liabilities:
    Accounts receivable................................................         296          6,484          5,474
    Inventory..........................................................       5,718          6,832         (2,619)
    Prepaid expenses and other assets..................................      (3,196)           370            690
    Income taxes receivable............................................         349          2,099         (2,747)
    Accounts payable...................................................      (1,173)          (717)        (3,636)
    Accrued litigation settlement......................................       6,600             --             --
    Accrued expenses...................................................       1,126           (826)          (289)
    Income taxes payable...............................................          --             --         (2,872)
                                                                         -----------  -------------  -------------
Net cash used in operating activities..................................      (7,131)        (1,252)       (14,520)
                                                                         -----------  -------------  -------------
INVESTING CASH FLOWS:
Acquisitions of property and equipment.................................        (564)        (1,237)        (3,070)
Proceeds from sale of investments......................................          --             --          1,223
Acquisitions of other assets...........................................         (44)            (7)           (41)
                                                                         -----------  -------------  -------------
Net cash used in investing activities..................................        (608)        (1,244)        (1,888)
                                                                         -----------  -------------  -------------
FINANCING CASH FLOWS:
Proceeds from line of credit, net......................................       1,684             --             --
Repayment of long-term obligations.....................................        (508)          (498)          (503)
Issuance of Common Stock, net..........................................       8,686            662         10,696
                                                                         -----------  -------------  -------------
Net cash provided by financing activities..............................       9,862            164         10,193
                                                                         -----------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...................       2,123         (2,332)        (6,215)
Cash and cash equivalents, beginning of year...........................       8,254         10,586         16,801
                                                                         -----------  -------------  -------------
Cash and cash equivalents, end of year.................................   $  10,377    $     8,254    $    10,586
                                                                         -----------  -------------  -------------
                                                                         -----------  -------------  -------------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year:
    Interest...........................................................   $     238    $       136    $       274
    Income taxes.......................................................   $      36    $        95    $     1,466

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION The consolidated financial statements of the Company include the financial statements of RasterOps and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. During 1995, the Company changed its reporting year to end on the Saturday closest to June 30, which for 1995 was July 1. The Company's reporting year end for 1994 and 1993 ended on June 30 each year.

    FOREIGN CURRENCY TRANSLATION The Company operates on a multinational basis and a portion of its business is conducted in currencies other than the U.S. dollar. Local currencies are the functional currencies in each of the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using average rates for the period. Gains and losses from foreign currency translation are included in shareholders' equity under the caption "cumulative translation adjustment."

    CASH EQUIVALENTS    The  Company considers  all  highly  liquid  investments
purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORY Inventory is stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and manufacturing overhead.

    PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term of the respective assets, if applicable.

    INCOME TAXES The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactment of changes in the tax law or rates.

    REVENUE  RECOGNITION   Sales  are  generally recognized  upon  shipment. The
Company grants customers limited rights to return products and records reserves to cover these rights of return at the time of sale.

    NET INCOME (LOSS) PER SHARE Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus common stock equivalents, when dilutive.

    CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents, primarily checking and money market accounts at July 1, 1995 and June 30, 1994, with high credit-quality financial institutions and does not believe that any significant credit risk is associated with these financial instruments. The Company has net accounts receivable from customers located primarily in the United States, Europe and Asia/Pacific and other geographic areas of $8,567,000, $1,840,000 and $319,000, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness, and maintains an allowance for uncollectable accounts receivable based upon expected collectibility of all accounts receivable. The Company believes the recorded value of financial instruments approximate fair value at each balance sheet date.

NOTE 2.  RESTRUCTURING AND OTHER COSTS
    During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million resulting primarily from the Company's decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during the nine months ended July 1, 1995, utilized $1.8 million for sales of related products. The $94,000 of inventory as of July 1, 1995 is fully reserved. Due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in
California, Indiana, Germany, France, United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $317,000 during fiscal 1995 and will decrease facilities and amortization expense by $267,000 during fiscal 1996. The reserve for employee severance has essentially been fully utilized. The Company has remaining reserves of $478,000 as of July 1, 1995 related to this restructuring.

    During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and litigation of $6.5 million. This charge includes costs of downsizing and integrating its current operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

    In September 1993, the Company decided to discontinue the production of its CorrectPrint series of color printers, Sweet 16 monitors and other products. The total writedown of the related inventory was $4.3 million, of which approximately $91,000 as of July 1, 1995 remains fully reserved. Also, due to the discontinuance of these products, the Company had non-cash write-offs of certain other assets in the amount of $500,000, including prepaid royalties and fixed assets no longer having economic value, which are included in the charge. Also included in the restructuring and litigation charge are severance and related costs associated with the integration of RasterOps and Truevision's customer support and manufacturing operations in fiscal 1994, and the write-off of $225,000 of certain other assets and legal fees of $470,000 associated with the Company's class action lawsuit (Note 10).

    During  the quarter  ended March 31,  1993, RasterOps undertook  a series of actions to reduce costs and expenses. Restructuring charges totaling $6.7 million were recorded, which includes severance related costs, downsizing of its current operations and write-off of non-performing assets as a result of the discontinuance of certain product lines.

    In connection with the merger with Truevision on August 28, 1992, RasterOps recorded a charge for restructuring and merger costs of approximately $2.9 million to reflect the combination of operations of the companies. This includes professional fees and other direct transaction costs associated with the merger, severance related costs primarily for termination of redundant employees, elimination and/or relocation of duplicate sales operations and write-off of excess property and equipment and inventory which became obsolete by the merger.

    A summary of charges for restructuring and other costs along with the respective remaining reserves follows (in thousands):

                                                                NON-
                                               PRODUCT       PERFORMING      LEASE      LITIGATION  MERGER
                                SEVERANCE   DISCONTINUANCE     ASSETS     TERMINATIONS    COSTS      COSTS   OTHER  TOTALS
                                ---------   --------------   ----------   -----------   ---------   -------  -----  -------
Charges.......................   $ 568        $ 4,200          $ 1,615     $  --         $ 550      $ 1,879  $ 778  $ 9,590
Payments / other..............    (392)           (13)              --        --           (82)      (1,879)  (842)  (3,208)
Utilization of inventory
 reserves.....................      --         (3,164)              --        --            --           --     --   (3,164)
Asset write-offs..............      --             --           (1,731)       --          (550)          --     --   (2,281)
                                ---------     -------        ----------   -----------   ---------   -------  -----  -------
Balance 6/30/93...............     176          1,023             (116)       --           (82)          --    (64)     937
Charges.......................     500          4,310            1,130        --           704           --     50    6,694
Payments / other..............    (657)          (253)            (648)       --          (237)          --     38   (1,757)
Utilization of inventory
 reserves.....................      --         (2,853)              --        --            --           --     --   (2,853)
Asset write-offs..............      --             --             (766)       --          (467)          --     (2)  (1,235)
Reclassifications.............     (48)          (228)             214        --            82           --     --       20
                                ---------     -------        ----------   -----------   ---------   -------  -----  -------
Balance 6/30/94...............     (29)         1,999             (186)       --            --           --     22    1,806
Charges.......................     270          2,383              106       740            --           --    155    3,654
Payments / other..............    (248)          (474)              --      (284)           --           --   (172)  (1,178)
Utilization of inventory
 reserves.....................      --         (3,521)              --        --            --           --     --   (3,521)
Asset write-offs..............      --             --             (102)       --            --           --     --     (102)
Reclassifications.............      15           (202)             182       (80)           --           --     (5)     (90)
                                ---------     -------        ----------   -----------   ---------   -------  -----  -------
Balance 7/01/95...............   $   8        $   185          $    --     $ 376         $  --      $    --  $  --  $   569
                                ---------     -------        ----------   -----------   ---------   -------  -----  -------
                                ---------     -------        ----------   -----------   ---------   -------  -----  -------

NOTE 3.  INVENTORY
    A summary of inventory follows (in thousands):

                                                                                JULY 1,
                                                                                 1995      JUNE 30, 1994
                                                                              -----------  -------------
Purchased parts and subassemblies...........................................   $   6,812    $     7,226
Work-in-progress............................................................       2,153          3,529
Finished goods..............................................................       1,648          5,576
                                                                              -----------  -------------
    Total...................................................................   $  10,613    $    16,331
                                                                              -----------  -------------
                                                                              -----------  -------------

NOTE 4.  PROPERTY AND EQUIPMENT
    A summary of property and equipment follows (in thousands):

                                                                                JULY 1,
                                                                                 1995      JUNE 30, 1994
                                                                              -----------  -------------
Computer equipment and machinery............................................   $  12,785    $    13,089
Furniture and fixtures......................................................         879            923
Leasehold improvements......................................................         431            521
                                                                              -----------  -------------
Subtotal....................................................................      14,095         14,533
Less: accumulated depreciation..............................................     (11,427)        (9,675)
                                                                              -----------  -------------
    Total...................................................................   $   2,668    $     4,858
                                                                              -----------  -------------
                                                                              -----------  -------------

NOTE 5.  LONG-TERM OBLIGATIONS
    Long-term obligations at July 1, 1995 consists of four unsecured notes payable in the aggregate amount of $244,000. The notes are payable in quarterly installments ranging from $4,000 to $22,000, plus interest at 9%, through September 1996. Annual maturities of the notes payable will total $200,000 and $44,000 in fiscal years 1996 and 1997, respectively.

NOTE 6.  LINE OF CREDIT
    Under the terms of a revolving credit agreement with a bank (the "Credit Agreement") which expires June 13, 1996, the Company may borrow up to 75% of eligible accounts receivable plus the lesser of 20% of the value of eligible inventory or $1,250,000, subject to a maximum of $7,000,000. The Credit Agreement provides for interest based on the bank's prime rate plus 2.75%. As a condition of the Credit Agreement, the Company is required to maintain a minimum net worth and certain financial ratios. Borrowings under the Credit Agreement are collateralized by the Company's assets. As of July 1, 1995, the Company was in compliance with its bank covenants and had $1,684,000 outstanding and $3,715,000 available under the Credit Agreement. The amount available under the Credit Agreement at July 1, 1995 has been reduced by letter of credit totaling $800,000 issued as guarantees of payment to certain suppliers.

NOTE 7.  INCOME TAXES
    The components of the provision (benefit) for income taxes are as follows (in thousands):

                                      JULY 1, 1995   JUNE 30, 1994   JUNE 30, 1993
                                      ------------   -------------   -------------
Current tax expense (benefit):
Federal.............................   $(209)         $(1,225)          $(4,302)
State...............................      --              (80)               77
Foreign.............................      19               32                72
                                      ------         -------------   -------------
    Subtotal........................    (190)          (1,273)           (4,153)
                                      ------         -------------   -------------
Deferred tax expense (benefit):
Federal.............................     190            1,121               (31)
State...............................      --              152              (383)
                                      ------         -------------   -------------
    Subtotal........................     190            1,273              (414)
                                      ------         -------------   -------------
      Total.........................   $  --          $    --           $(4,567)
                                      ------         -------------   -------------
                                      ------         -------------   -------------

    Deferred tax assets (liabilities) consist of the following (in thousands):

                                                                 JULY 1,
                                                                  1995      JUNE 30, 1994  JUNE 30, 1993
                                                               -----------  -------------  -------------
Inventory reserves...........................................   $   1,021    $     2,002     $   1,168
Other reserves and amortization..............................         295            273           728
Accrued expenses.............................................         616            746           518
Other........................................................          76            131           495
Credit carryovers............................................       1,468          1,268           404
Net operating loss carryovers................................      15,602          6,566           507
                                                               -----------  -------------  -------------
    Gross deferred tax assets................................      19,078         10,986         3,820
                                                               -----------  -------------  -------------
Valuation allowance..........................................     (17,430)        (8,723)           --
                                                               -----------  -------------  -------------
Depreciation.................................................        (135)          (270)         (415)
Other........................................................          --             --          (139)
                                                               -----------  -------------  -------------
    Gross deferred tax liabilities...........................        (135)          (270)         (554)
                                                               -----------  -------------  -------------
      Total net deferred tax assets..........................   $   1,513    $     1,993     $   3,266
                                                               -----------  -------------  -------------
                                                               -----------  -------------  -------------

    Management believes sufficient uncertainty exists regarding the realizability of the gross deferred tax assets that a valuation allowance of $17,140,000 was recorded and is allocated pro rata to federal and state current and noncurrent deferred tax assets. The ultimate realization of the net July 1, 1995 deferred tax asset is dependent upon approximately $3,900,000 of future taxable income, which management believes is attainable.

    The Company has approximately $39,000,000 of net operating loss and credit carryovers that expire in 2000 through 2010. Net operating losses may be limited due to changes in ownership under section 382 of the Internal Revenue Code.

    The provision for income taxes differs from the amount of income tax permitted by applying the applicable U.S. statutory rate to pretax income as a result of the following differences:

                                                        1995      1994      1993
                                                       -------   -------   -------
Federal statutory rate...............................  (34.0)%   (34.0)%   (34.0)%
State income taxes, net of federal tax benefit.......   (6.1)     (3.9)     (1.2)
Increase in valuation allowance......................   41.6      41.8        --
Non-deductible merger costs..........................     --        --       5.9
Other, net...........................................   (1.5)     (3.9)      2.0
                                                       -------   -------   -------
      Total..........................................     --%       --%    (27.3)%
                                                       -------   -------   -------
                                                       -------   -------   -------

NOTE 8.  SHAREHOLDERS' EQUITY

    COMMON STOCK. In June 1995 the Company issued 2,000,000 shares of Common Stock in a private placement to investors in exchange for cash of $4.43 per share. As part of the sale of shares to the investors, the Company issued warrants to the investors for the purchase of 500,000 additional shares of Common Stock and also issued a warrant to the placement agent of the private placement for the purchase of 135,824 shares of Common Stock. The purchase price of each share issuable upon exercise of each warrant is $5.22. Additionally, subsequent to July 1, 1995, the Company, issued an additional 650,000 shares of its Common Stock in a private placement to multiple investors for proceeds, net of issuance costs, to the Company of $6.26 per share, or $4,067,700.

    In October 1994, the Company issued a warrant to Mr. Lou Doctor, the Company's president and chief executive officer, for the purchase of 400,000 shares of Common Stock. The warrant vested 25% during the first three months and 1/48 per month thereafter. The purchase price of each share issuable upon exercise of the warrant is $2.75 and, as of July 1, 1995, a total of 150,000 shares of the Company's Common Stock may be purchased under the warrant.

    In June 1993, the Company, as part of the sale of shares to an investor, issued a warrant to the investor for the purchase of up to such number of additional shares of Common Stock such that the aggregate investor holding of Common Stock, acquired directly from the Company as of the date of any such purchase, will not exceed 19.99% of the then issued and outstanding Common Stock of the Company. The purchase price of each share issuable upon exercise of the rights under the warrant is $9. As of August 8, 1995 a total of 1,461,875 shares may be purchased under the warrant.

    INCENTIVE STOCK. During the year ended June 30, 1988, the Company adopted the 1988 Incentive Stock Plan (the "Option Plan"). Under the Option Plan, 2,526,300 shares of Common Stock have been reserved for issuance to employees and consultants of the Company, as approved by the Board of Directors. The Option Plan, which expires in 1998, provides for incentive as well as non statutory stock options and stock purchase rights.

    Options and stock purchase rights under the Option Plan are granted at prices determined by the Board, subject to certain conditions more fully described in the Option Plan. Generally, these conditions specify floor prices for the grants ranging from 85% to 110% of the fair market value of the stock at the date of the grant, as determined by the Board, based upon the type of the award and the number of shares of Common Stock held by the grantees at the date of the award. No options have been granted at exercise prices less than 100% of such fair market value at the date of grant. Options granted under the Option Plan expire over ten years.

    Options granted generally vest 25% one year after issuance and 1/48th each month thereafter for 36 months. Options are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the Option Plan will terminate within a period set by the Board after termination of employment. As of July 1, 1995, options for a total of 238,169 shares were exercisable under the Option Plan.

    1991 DIRECTOR OPTION PLAN. In July 1991, the Board of Directors of the Company adopted the RasterOps 1991 Director Option Plan (the "Plan") which provides for the granting of non-statutory stock options to non-employee directors of the Company. A total of 150,000 shares of Common Stock have been reserved for issuance under the Plan. Under the terms of the Plan, non-employee directors receive an option to purchase 10,000 shares of Common Stock of the Company, which will become exercisable at the rate of 25% per year for four years following the date of grant. In addition, under the terms of the Plan, each non-employee director will receive, on each anniversary of the date such director joined the Board (or in the case of the directors who were members of the Board on July 25, 1991 on each anniversary of July 1, 1991) an additional option to purchase 2,500 shares of Common Stock subject to the four-year vesting from the date of grant similar to the vesting provisions set forth above. Options granted under the Plan have a term of ten years. As of July 1, 1995, options to purchase 80,000 shares of Common Stock are outstanding under the Plan, 24,375 of which are exercisable.

    The activity under the option plans, combined, was as follows:

                                                          SHARES
                                                         AVAILABLE     STOCK OPTIONS   EXERCISE PRICE
                                                         FOR GRANT      OUTSTANDING       PER SHARE
                                                      ---------------  -------------  -----------------
BALANCES AT JUNE 30, 1992...........................         810,191        751,598
Shares reserved.....................................              --             --
Options granted.....................................      (1,616,477)     1,616,477    $4.88 - $11.25
Options exercised...................................              --        (49,891)   $1.65 - $ 8.00
Options canceled....................................       1,121,187     (1,121,187)   $0.90 - $28.50
                                                      ---------------  -------------
BALANCES AT JUNE 30, 1993...........................         314,901      1,196,997
Shares reserved.....................................         300,000             --
Options granted.....................................        (565,125)       565,125    $4.50 - $ 9.75
Options exercised...................................              --        (57,940)   $0.22 - $ 7.50
Options canceled....................................         568,858       (568,858)   $2.25 - $13.25
                                                      ---------------  -------------
BALANCES AT JUNE 30, 1994...........................         618,634      1,135,324
Shares reserved.....................................         476,000             --
Options granted.....................................      (1,669,109)     1,669,109    $2.75 - $ 4.12
Options exercised...................................              --         (5,969)   $4.50 - $ 5.12
Options canceled....................................       1,048,993     (1,048,993)   $2.75 - $11.25
                                                      ---------------  -------------
BALANCES AT JULY 1, 1995............................         474,518      1,749,471
                                                      ---------------  -------------
                                                      ---------------  -------------
Shares Exercisable at July 1, 1995..................                        231,735
                                                                       -------------
                                                                       -------------

    EMPLOYEE STOCK PURCHASE PLAN. In August 1990, the Board of Directors adopted an Employee Stock Purchase Plan which enables substantially all employees in the United States to subscribe to shares of Common Stock on semi-annual offering dates at a purchase price of 85% of the fair market value of the shares on the offering date or, if lower, 85% of the fair market value of the shares on the semi-annual exercise date. A maximum of 500,000 shares are authorized for subscription over a 20 year period. During fiscal years 1995 and 1994, there were 64,991 and 60,610 shares, respectively, issued under the Plan.

    The Company has reserved such number of shares of Common Stock as necessary to cover shares issuable under options, warrants and its Employee Stock Purchase Plan.

NOTE 9.  INDUSTRY, GEOGRAPHIC AND CUSTOMER INFORMATION
    The Company operates in one industry segment which is computer peripherals. The Company has no significant foreign assets. Export sales by geographic area, as a percentage of total net sales, for the years ended July 1, 1995, and June 30, 1994 and 1993, consist of the following:

                                                     JULY 1, 1995    JUNE 30, 1994    JUNE 30, 1993
                                                     -------------  ---------------  ---------------
Europe.............................................        20.9%           18.3%            20.4%
Asia/Pacific.......................................         7.7             8.2             14.7
Other..............................................         1.0             4.2              7.8
                                                            ---             ---              ---
      Total........................................        29.6%           30.7%            42.9%
                                                            ---             ---              ---
                                                            ---             ---              ---

    During fiscal 1995, the Company entered into an agreement with a major customer under which the customer has agreed to make minimum aggregate purchases of certain products of $40,000,000 during calendar years 1995 through 1997 and at July 1, 1995 had advanced the Company $1,000,000 for future purchases. The customer also, under certain circumstances, has the right to manufacture certain of the Company's products pursuant to this agreement and will be required to pay related royalties. Management believes the customer has not manufactured any of the specified products. This customer accounted for 15.7% of the Company's sales during 1995. No customer accounted for more than 10% of sales in 1994 or 1993.

NOTE 10. SHAREHOLDER LITIGATION SETTLEMENT
    During fiscal 1992, and as later amended, the Company and certain of its current and former officers and directors were named in a shareholder class action lawsuit alleging certain violations of federal securities laws and other statutes of the state of California seeking unspecified damages and attorneys fees on behalf of the plaintiffs. In March 1995, the Company entered into a memorandum of understanding with the plaintiffs regarding settlement of all claims; consequently at July 1, 1995 the total settlement of $6,600,000, including legal costs, was accrued as a liability. In early August 1995, the Company made a payment totaling $3,500,000, and the Company's insurance carrier paid $3,000,000 which the Company had recorded in prepaid expenses and other assets at July 1, 1995. On August 28, 1995, the federal court approved the settlement agreement.

NOTE 11. COMMITMENTS AND CONTINGENCIES
    The Company occupies its present principal facilities under non-cancelable leases expiring February 1996 and June 1998. These lease agreements also provide the Company options to extend the lease terms through February 2006 at the then determined fair rental value for the renewal period. In addition, the Company is required to pay taxes, insurance and maintenance expenses. The Company also leases other facilities and equipment under operating leases. Rent expense under non-cancelable operating leases, principally for the rental of office space, for the years ended July 1, 1995 and June 30, 1994 and 1993 was $1,132,000, $1,797,000 and $1,689,000, respectively.

    Future minimum lease payments at July 1, 1995 under non-cancelable operating leases are as follows:

                                                                                             OPERATING
FISCAL YEAR ENDING                                                                            LEASES
-----------------------------------------------------------------------------------------  -------------
1996.....................................................................................  $   1,028,000
1997.....................................................................................        565,000
1998.....................................................................................        552,000
                                                                                           -------------
    Total................................................................................  $   2,145,000
                                                                                           -------------
                                                                                           -------------

    The Company, in the normal course of business, receives and makes inquiries with respect to possible patent infringements and other litigation. The Company believes that it is unlikely that the outcome of the patent infringement inquiries and other litigation will have an adverse material effect on the Company's financial position or results of operations.

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

QUARTER ENDED                                         JULY 1     APRIL 1   DECEMBER 31   SEPTEMBER 30
---------------------------------------------------  ---------  ---------  ------------  -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Net sales..........................................  $  16,284  $  16,012   $   17,742    $    16,280
Gross profit (loss)................................      5,875      5,533        5,785         (2,498)
Income (loss) from operations......................        122       (462)        (194)       (15,792)
Net income (loss)..................................         32     (4,194)        (285)       (15,784)
Net income (loss) per share........................  $    0.00  $   (0.44)  $    (0.03)   $     (1.65)


                                                      JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                                                     ---------  ---------  ------------  -------------
1994
Net sales..........................................  $  17,160  $  19,380   $   21,600    $    21,035
Gross profit.......................................        305      6,226        7,296          5,055
Loss from operations...............................     (7,564)    (1,830)        (628)       (10,905)
Net loss...........................................     (8,476)    (1,098)        (387)       (10,904)
Net loss per share.................................  $   (0.89) $   (0.12)  $    (0.04)   $     (1.16)

    During the quarter ended June 30, 1994, the Company increased its valuation allowance for deferred tax assets by $1.0 million and recorded reserves for obsolete and excess inventory of approximately $3.2 million.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report in that the registrant will file a definitive proxy statement pursuant to Regulation 14A with respect to the 1995 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission; certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors -- Nominees," "-- Information Concerning Nominees," "Certain Relationships and Related Transactions" and "Miscellaneous -- Section 16 Filings" in the Company's Proxy Statement.

    (b) The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors," "Executive Compensation -- Summary Compensation Table," "Option Grants In Last Fiscal Year," "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by  this Item is incorporated  by reference to  the
section   entitled  "Security   Ownership  Of  Certain   Beneficial  Owners  And
Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Election of Directors -- Nominees," "-- Information Concerning Nominees" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

    With the exception of the information explicitly incorporated by reference to the Company's Proxy Statement in Part IV of this Form 10-K, the Company's Proxy Statement is not deemed as filed as part of this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS -- see Item 8

    (b) REPORTS FILED ON FORM 8-K

        During the quarter ended July 1, 1995, the registrant filed one report on Form 8-K on June 20, 1995, reporting the issuance and sale of the Company's Common Stock in the private placement between RasterOps and various purchasers.

    (c) EXHIBITS

 EXHIBIT
 NUMBER                                       DESCRIPTION
---------  ---------------------------------------------------------------------------------
     3.1   Amended and Restated Articles of Incorporation (1)...............................
     3.2   Bylaws, as amended (2)...........................................................
     4.1   See Exhibit 3.1..................................................................
     4.2   Modification Agreement dated October 27, 1988, as amended March 12, 1990. (2)....
    10.1   Amended 1988 Incentive Stock Plan (2)............................................
    10.2   Form of Incentive Stock Option Agreement (3).....................................

 EXHIBIT
 NUMBER                                       DESCRIPTION
---------  ---------------------------------------------------------------------------------
    10.3   Form of Incentive Stock Option Agreement (provides for payment by promissory note) (3).......................................................................
    10.4   Form of Nonstatutory Stock Option Agreement (3)..................................
    10.5   Form of Nonstatutory Stock Option Agreement (provides for payment by promissory note) (3).......................................................................
    10.6   Form of Stock Purchase Agreement (3).............................................
    10.7   Form of Stock Purchase Agreement (provides for payment by promissory note) (3)...
    10.8   Form of Stock Bonus Agreement (3)................................................
    10.9   1990 Employee Stock Purchase Plan (3)............................................
    10.10  Form of 1990 Employee Stock Purchase Plan Subscription Agreement (3).............
    10.11  1991 Director Option Plan (4)....................................................
    10.12  Certificate of Amendment to the 1991 Director Option Plan (1)....................
    10.13  Form of director Option Agreement (4)............................................
    10.14  Lease Agreement for the Company's executive offices in Santa Clara, California dated February 1989, as amended May 1989 (2)....................................
    10.15  Lease Agreements for Truevision's executive offices in Indianapolis, Indiana, dated June 7, 1991 (6)..........................................................
    10.16  Form of Indemnification Agreement (2)............................................
    10.17  Form of Promissory Note with Officers (2)........................................
    10.18  Form of Indemnification agreement dated May 8, 1990 among the Company, Kieth
            Sorenson and David Smith (2)....................................................
    10.19  Revolving Credit Agreement by and among the Company and Silicon Valley Bank dated
            January 4, 1995 and amendment to the agreement dated June 13, 1995..............
    10.20  Employment Agreement by and between RasterOps and Kieth E. Sorenson, dated as of
            January 5, 1994 (6).............................................................
    10.21  Employment Agreement by and between RasterOps and Paul J. Smith, dated as of
            April 7, 1993 (6)...............................................................
    10.22  Agreement and Plan of Reorganization among RasterOps, RasterOps Acquisition
            Corporation II and Truevision, Inc., dated as of May 21, 1992 (1)...............
    10.23  Agreement and Plan of Merger between Truevision, Inc. and RasterOps Acquisition
            Corporation II, dated as of May 21, 1992 (1)....................................
    10.24  Private Placement Agreement between RasterOps and Scitex Corporation Ltd., dated as of June 7, 1993 (5)..........................................................
    10.25  Agreement between Truevision, Inc. and Avid Technology dated December 30, 1994...
    10.26  Form of Employment Agreement between the Company and Lou Doctor..................
    21.1   List of Subsidiaries.............................................................
    24.1   Consent of Independent Accountants. (See page 38)................................

NOTES TO EXHIBITS
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-48114, which was declared effective on July 24, 1992, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-33995 which was declared effective May 8, 1990, incorporated herein by reference.

(3)  Filed  as an exhibit  to the Company's Registration  Statement on Form S-8,
     Filed February 1, 1991, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 1991 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's report on Form 8-K, filed June 8, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's report on Form 10-K, for the fiscal year ended June 30, 1994 and incorporated herein by reference.

    (d) FINANCIAL STATEMENT SCHEDULES

        See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on September 13, 1995.

                                          RASTEROPS

                                          By: ________/s/_R. JOHN CURSON________
                                                      R. John Curson
                                             V.P. FINANCE, CFO AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                              DATE
--------------------------------------  ------------------------------------------  -----------------------

          /s/ WALTER W. BREGMAN
    ------------------------------      Chairman of the Board of Directors          September 13, 1995
          Walter W. Bregman

            /s/ LOUIS J. DOCTOR
    ------------------------------      President, Chief Executive Officer          September 13, 1995
           Louis J. Doctor               (Principal Executive Officer)

            /s/ R. JOHN CURSON          Senior Vice President, Chief Financial
    ------------------------------       Officer and Secretary (Principal           September 13, 1995
            R. John Curson               Financial Officer)

            /s/ HARVEY CHESLER
    ------------------------------      Corporate Controller (Principal Accounting  September 13, 1995
            Harvey Chesler               Officer)

       /s/ GORDON E. EUBANKS, JR.
    ------------------------------      Director                                    September 13, 1995
        Gordon E. Eubanks, Jr.

         /s/ WILLIAM H. MCALEER
    ------------------------------      Director                                    September 13, 1995
          William H. McAleer

          /s/ KIETH E. SORENSON
    ------------------------------      Director                                    September 13, 1995
          Kieth E. Sorenson

         /s/ DANIEL D. TOMPKINS
    ------------------------------      Director                                    September 13, 1995
          Daniel D. Tompkins

         /s/ CONRAD J. WREDBERG
    ------------------------------      Director                                    September 13, 1995
          Conrad J. Wredberg

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53458, 33-36138, 33-38886 and 33-86288) of
RasterOps of our report dated August 10, 1995 (except as to the litigation settlement described in Note 10, which is as of August 28, 1995) appearing on page 21 in this Annual Report on Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
September 11, 1995

                                   RASTEROPS
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED JULY 1, 1995, AND JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                 ADDITIONS
                                                     ------------------------------------------------------------------
                                                                                               DEDUCTIONS
                                                       BALANCE     CHARGED TO    CHARGED TO       FROM        BALANCE
                                                      BEGINNING    COSTS AND        OTHER       RESERVES      AT END
                                                      OF PERIOD   EXPENSES (1)    ACCOUNTS         (2)       OF PERIOD
                                                     -----------  ------------  -------------  -----------  -----------
1995:
  Allowance for sales returns, doubtful accounts
   and price protection............................   $   1,360    $      381     $     228     $     678    $   1,291
1994:
  Allowance for sales returns, doubtful accounts
   and price protection............................   $   4,018    $    1,276            --     $   3,934    $   1,360
1993:
  Allowance for sales returns, doubtful accounts
   and price protection............................   $   4,753    $    1,347            --     $   2,082    $   4,018

------------------------
(1)  Includes amounts charged to net sales for sales returns.

(2)  Includes amounts charged to reserves for sales returns.