Form 10-K/A
period 1995-07-01
RASTEROPS
filed 1995-11-09
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995          Commission file number 000-18404

                            ------------------------

                                TRUEVISION, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                77-0161747
        (State of Incorporation)           (I.R.S. Employer Identification No.)

    2500 WALSH AVENUE, SANTA CLARA,                       95051
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

    Number  of  shares of  Common  Stock outstanding  as  of September  6, 1995:
12,430,407

                            ------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    The following document is incorporated by reference in those Parts of this Annual Report on Form 10-K, as are set forth below, but only to the extent specifically stated in such Parts hereof:

(1) Portions of the Proxy Statement for Annual Meeting of Shareholders held on October 24, 1995, referred to herein as the "Proxy Statement", are incorporated as provided above in Part III.

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

    RasterOps will continue to work closely with other industry leaders to improve their product offerings to end-user customers. The Company's primary Original Equipment Manufacturer (OEM) customers such as AVID Technology, Cognex, Datacard Corporation, Dai Nippon Manufacturing Company, Microtime, Inc. and Sony Corp. continue to incorporate the Company's multimedia and video technology into some of their products.

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

    During the later part of fiscal 1994 and during the early part of fiscal 1995, substantial efforts were devoted to integrating the manufacturing operations of Truevision with those of RasterOps. All component purchasing and final product testing and packaging functions are now performed at its Santa Clara, California location. The Company implemented this integration in an effort to achieve greater buying power with its vendors, add more cohesiveness in terms of its planned production strategy, and lower manufacturing costs. In addition in fiscal 1994, RasterOps sold its entire color printing business, thus enabling the Company to concentrate all of its manufacturing efforts on graphics and video products. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Risks Associated with Manufacturing Operations."

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK MARKET PRICE:

                                                       MARCH    DECEMBER SEPTEMBER
QUARTER ENDED 1995                            JULY 1     31     31        30
--------------------------------------------  ------   ------   ------   -------

High........................................  $6 5/8   $5 1/4   $4 3/4   $ 4 3/4
Low.........................................  $4       $2 3/4   $2 1/4   $ 3 1/8


                                               JUNE    MARCH    DECEMBER SEPTEMBER
QUARTER ENDED 1994                              30       31     31        30
--------------------------------------------  ------   ------   ------   -------

High........................................  $6 1/8   $9       $9       $11
Low.........................................  $4 1/8   $5 1/8   $6 5/8   $ 8 1/8

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

    LIQUIDITY AND CAPITAL RESOURCES. At July 1, 1995, RasterOps had cash and cash equivalents of $10.4 million, compared to $8.3 million at June 30, 1994. Working capital decreased from $23.7 million at June 30, 1994 to $14.2 million at July 1, 1995. During fiscal 1995, net cash used in operating activities was $7.1 million compared to $1.3 million during fiscal 1994. In fiscal years 1995 and 1994, the net losses in addition to changes in working capital items contributed to net cash used. Additionally, the Company spent $0.6 million and $1.2 million on equipment purchases in fiscal 1995 and 1994, respectively. The net cash position at July 1, 1995 improved primarily as a result of equity financing, as discussed below.

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

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution in the equity ownership of the Company's shareholders.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS.

    SUBSTANTIAL RECENT OPERATING LOSSES

    From 1992 to 1993, the Company's revenues declined by approximately $21.7 million (or 18%), from 1993 to 1994, the Company's revenues declined by approximately $20.8 million (or 21%) and from 1994 to 1995, the Company's revenues declined by approximately $12.9 million (or 16%). In addition, the Company has experienced significant operating losses during such periods. There can be no assurance that revenues in the quarter ending September 30, 1995, will equal or exceed revenues for the quarter ended July 1, 1995, or that the Company will not experience significant operating losses in the future. Since inception and as of July 1, 1995, the Company had an accumulated deficit of approximately $29.0 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses, and in particular, research and development expenses in future periods. There can be no assurance that increased research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase sales, and there can be no assurance that the Company will ever return to profitability.

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

    RISKS ASSOCIATED WITH MANUFACTURING OPERATIONS

    Recent events at the Company have subjected it to significant manufacturing risks. A significant part of the RasterOps product line was monitors that were acquired fully assembled from the Company's suppliers and that had relatively high unit prices. Truevision products are primarily complex board level products, which require significantly more sophisticated manufacturing technologies and operations and some of which sell for significantly less per unit than monitors. In addition, the Company has recently transitioned its Truevision manufacturing operations from Indiana to its Santa Clara, California headquarters. Furthermore, the Company has recently introduced several new, complex board level products. These factors have placed a substantial strain on the Company's manufacturing operations, and the Company has experienced delays in product shipments in connection with these factors. The Company's future operating results will depend in part on its ability to rapidly and cost-effectively ramp manufacturing of complex new and existing board products. Any delays or dislocations in this process could have a material adverse effect on the Company's business and results of operations.

    DISCONTINUANCE OF RASTEROPS GRAPHICS PRODUCTS; INCREASING DEPENDENCE ON TRUEVISION VIDEO GRAPHICS PRODUCTS

    Historically, the Company has derived a significant majority of its revenues from sales of RasterOps color graphics products for the Apple platform. In the years ended June 30, 1994 and July 1, 1995, sales of RasterOps products accounted for $46.1 million (or 58% of revenues) and $21.0 million (or 32% of revenues), respectively. In particular, the Company's RasterOps monitor business contributed $30.4 million and $13.7 million to the Company's revenues in fiscal 1994 and 1995, respectively. This shift in focus was based in part on a reduction in demand for RasterOps products due primarily to intensified competition, particularly late in the first quarter of fiscal 1995, and Apple Computer Inc.'s integration of graphics acceleration features into its Macintosh computers. In addition, the RasterOps monitor business was receiving increased competition with the entry of Apple and Sony into this market. In recent periods, the Company has determined to eliminate several RasterOps product lines (including its monitor products) and to shift its focus from RasterOps products to Truevision products generally. The accumulated charges associated with the Company's restructurings aggregate $10.1 million in fiscal 1995 and 1994. In the quarter ended July 1, 1995, RasterOps products accounted for approximately $2.1 million (or 13% of product sales), and Truevision and OEM products accounted for approximately $14.2 million (or 87% product sales). In light of the declines in sales of

RasterOps products, the Company's future operating results will substantially depend upon sales of Truevision and OEM products. There can be no assurance that the Company will be successful in maintaining or increasing sales of Truevision and OEM products.

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

    FUTURE CAPITAL NEEDS UNCERTAIN

    The Company's future capital requirements will depend upon many factors, including the extent and timing of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital prior to such time. In particular, the Company may seek additional funding during the next twelve months and would likely do so after such time to finance working capital, although the Company is unable to predict the amount and timing of such capital needs at this time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. Shortages of working capital may cause delays in the Company's ability to timely obtain adequate supplies of components or sub-contracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business and results of operations. Moreover, if additional financing was not available, the Company could be required to reduce or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current shareholders. In this respect, the Company has elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less than fair market value on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's financial position and results of operations could be materially adversely affected.

    The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowings to percentages of accounts receivable. The Company has within the last twelve months been in violation of certain of the covenants. Specifically, the Company was in violation of the quick ratio, tangible net worth, debt to tangible net worth and profitability covenants as well as a nonfinancial covenant of its previous line of credit. Since negotiating the new line of credit in June 1995, the Company has not violated any of its financial covenants. Although the Company is currently in compliance with the bank agreement, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

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

    DEPENDENCE ON AVID

    During the quarter and the fiscal year ended July 1, 1995, Avid Technology, Inc. ("Avid") accounted for approximately 29.2% and 15.7%, respectively, of the Company's revenues. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to Avid and other key customers, and this dependence could increase in the future. In addition, Avid or other key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from Avid or other customers could have a material adverse effect on the Company's business and results of operations. In any event, the agreement with Avid will expire by its terms in calendar 1997. In addition, the Company's agreement with Avid provides that Avid has the right to manufacture products upon payment of a royalty rather than purchasing them from the Company. Avid does not yet manufacture any of the Company's products. If Avid chooses to manufacture the Company's products rather than purchase them, the Company's revenues, gross margins and operating income would be adversely affected. There can be no assurance that Avid will not choose to manufacture the Company's products in the future.

    RELATIONSHIP WITH SYSTEM SOFTWARE VENDORS

    The Company's open systems, desktop strategy is substantially dependent on its ability to maintain product compatibility and informal relationships with system software vendors such as Microsoft and Apple. If the Company's relationship with either Microsoft or Apple were to deteriorate, its business and results of operations could be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS                                PAGE
                                                       ----

   Report of Independent Accountants.................   22
   Consolidated Balance Sheets -- July 1, 1995 and
    June 30, 1994....................................   23
   Consolidated Statements of Operations -- Three
    years ended July 1, 1995.........................   24
   Consolidated Statements of Shareholders' Equity --
    Three years ended July 1, 1995...................   25
   Consolidated Statements of Cash Flows -- Three
    years ended July 1, 1995.........................   26
   Notes to Consolidated Financial Statements........   27

2. FINANCIAL STATEMENT SCHEDULES The following financial statement schedule of RasterOps for the three years ended July 1, 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of RasterOps.

SCHEDULE                                            PAGE
--------------------------------------------------  ----
II Valuation and Qualifying Accounts..............   40

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

    RESEARCH AND DEVELOPMENT EXPENSES The Company charges research and development expenditures to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs after technological feasibility has been established. Based upon the Company's product development process, technological feasibility of software is established upon the completion of beta testing. Development costs incurred by the Company following completion of beta testing and prior to commercial release have been insignificant, and to date all software development costs have been expensed as incurred.

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

    During fiscal 1995, the Company entered into an agreement with a major customer under which the customer has agreed to make minimum aggregate purchases of certain products of $40,000,000 during calendar years 1995 through 1997 and at July 1, 1995 had advanced the Company $1,000,000 for future purchases. In the event that the customer fails to meet its obligations to purchase product pursuant to the agreement, the Company's obligations under the agreement would remain in effect but the amount of the manufacturing royalty would increase based upon a schedule set forth in the agreement. The customer also, under certain circumstances, has the right to manufacture certain of the Company's products pursuant to this agreement and will be required to pay related royalties. Management believes the customer has not manufactured any of the specified products. This customer accounted for 15.7% of the Company's sales during 1995. No customer accounted for more than 10% of sales in 1994 or 1993.

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

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

QUARTER ENDED                                         JULY 1     APRIL 1   DECEMBER 31   SEPTEMBER 30
---------------------------------------------------  ---------  ---------  ------------  -------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1995
Net sales..........................................  $  16,284  $  16,012   $   17,742    $    16,280
Gross profit (loss)................................      5,875      5,533        5,785         (2,498)
Restructuring, litigation and other costs..........     --         (3,675)      --             (3,654)
Income (loss) from operations......................        122       (462)        (194)       (15,792)
Net income (loss)..................................         32     (4,194)        (285)       (15,784)
Net income (loss) per share........................  $    0.00  $   (0.44)  $    (0.03)   $     (1.65)


                                                      JUNE 30   MARCH 31   DECEMBER 31   SEPTEMBER 30
                                                     ---------  ---------  ------------  -------------
FISCAL 1994
Net sales..........................................  $  17,160  $  19,380   $   21,600    $    21,035
Gross profit.......................................        305      6,226        7,296          5,055
Restructuring, litigation and other costs..........       (234)    --           --             (6,460)
Loss from operations...............................     (7,564)    (1,830)        (628)       (10,905)
Net loss...........................................     (8,476)    (1,098)        (387)       (10,904)
Net loss per share.................................  $   (0.89) $   (0.12)  $    (0.04)   $     (1.16)

    During the quarter ended June 30, 1994, the Company increased its valuation allowance for deferred tax assets by $1.0 million and recorded as a cost of sales write-down for obsolete and excess inventory of approximately $3.2 million.

    During the quarters ended September 30, 1994 and 1993, the Company recorded as a cost of sales write-down for obsolete and excess inventory of approximately $6.0 million and $4.3 million, respectively.

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

    (c) EXHIBITS

 EXHIBIT
 NUMBER                                       DESCRIPTION
---------  ---------------------------------------------------------------------------------
     3.1   Amended and Restated Articles of Incorporation (1)...............................
     3.2   Bylaws, as amended (2)...........................................................
     4.1   See Exhibit 3.1..................................................................
     4.2   Modification Agreement dated October 27, 1988, as amended March 12, 1990. (2)....
    10.1   Amended 1988 Incentive Stock Plan (2)............................................
    10.2   Form of Incentive Stock Option Agreement (3).....................................
    10.3   Form of Incentive Stock Option Agreement (provides for payment by promissory note) (3).......................................................................

 EXHIBIT
 NUMBER                                       DESCRIPTION
---------  ---------------------------------------------------------------------------------
    10.4   Form of Nonstatutory Stock Option Agreement (3)..................................
    10.5   Form of Nonstatutory Stock Option Agreement (provides for payment by promissory note) (3).......................................................................
    10.6   Form of Stock Purchase Agreement (3).............................................
    10.7   Form of Stock Purchase Agreement (provides for payment by promissory note) (3)...
    10.8   Form of Stock Bonus Agreement (3)................................................
    10.9   1990 Employee Stock Purchase Plan (3)............................................
    10.10  Form of 1990 Employee Stock Purchase Plan Subscription Agreement (3).............
    10.11  1991 Director Option Plan (4)....................................................
    10.12  Certificate of Amendment to the 1991 Director Option Plan (1)....................
    10.13  Form of director Option Agreement (4)............................................
    10.14  Lease Agreement for the Company's executive offices in Santa Clara, California dated February 1989, as amended May 1989 (2)....................................
    10.15  Lease Agreements for Truevision's executive offices in Indianapolis, Indiana, dated June 7, 1991 (6)..........................................................
    10.16  Form of Indemnification Agreement (2)............................................
    10.17  Form of Promissory Note with Officers (2)........................................
    10.18  Form of Indemnification agreement dated May 8, 1990 among the Company, Kieth
            Sorenson and David Smith (2)....................................................
    10.19  Revolving Credit Agreement by and among the Company and Silicon Valley Bank dated
            January 4, 1995 and amendment to the agreement dated June 13, 1995..............
    10.20  Employment Agreement by and between RasterOps and Kieth E. Sorenson, dated as of
            January 5, 1994 (6).............................................................
    10.21  Employment Agreement by and between RasterOps and Paul J. Smith, dated as of
            April 7, 1993 (6)...............................................................
    10.22  Agreement and Plan of Reorganization among RasterOps, RasterOps Acquisition
            Corporation II and Truevision, Inc., dated as of May 21, 1992 (1)...............
    10.23  Agreement and Plan of Merger between Truevision, Inc. and RasterOps Acquisition
            Corporation II, dated as of May 21, 1992 (1)....................................
    10.24  Private Placement Agreement between RasterOps and Scitex Corporation Ltd., dated as of June 7, 1993 (5)..........................................................
    10.25  Agreement between Truevision, Inc. and Avid Technology dated December 30, 1994
            (7).............................................................................
    10.26  Form of Employment Agreement between the Company and Lou Doctor (7)..............
    21.1   List of Subsidiaries (7).........................................................
    24.1   Consent of Independent Accountants. (See page 39)................................

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

(7) Filed as an exhibit to the Company's report on Form 10-K, for the fiscal year ended July 1, 1995 and incorporated herein by reference.

    (d) FINANCIAL STATEMENT SCHEDULES

        See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on November 8, 1995.

                                          TRUEVISION, INC.

                                          By: ________/s/_R. JOHN CURSON________
                                                      R. John Curson
                                             V.P. FINANCE, CFO AND SECRETARY
                                              (PRINCIPAL FINANCIAL OFFICER)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53458, 33-36138, 33-38886, 33-86288 and 33-63135)
of RasterOps of our report dated August 10, 1995 (except as to the litigation settlement described in Note 10, which is as of August 28, 1995) appearing on page 22 in this Annual Report on Form 10-K/A.

PRICE WATERHOUSE LLP
San Jose, California
November 8, 1995

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