Form 10-Q
period 1995-09-30
RASTEROPS
filed 1995-11-14
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                       FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended           Commission file number 000-18404
            September 30, 1995

                                      ____________

                                    TRUEVISION, INC.

                (Exact name of registrant as specified in its charter)
                                      ____________


                 DELAWARE                             77-0161747

         (State of Incorporation)        (I.R.S. Employer Identification No.)
             2500 Walsh Avenue                           95051
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

Yes  / X /         No /  /

                  Number of shares of Common Stock outstanding
                      as of September 30, 1995: 12,444,789

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INDEX
                          TRUEVISION, INC.

                                                                       Page
PART I - FINANCIAL INFORMATION                                        Number
------------------------------                                        ------

    Item 1:  Consolidated Interim Financial Statements

             Consolidated Interim Balance Sheets -
             September 30, 1995 and July 1, 1995                          3

             Consolidated Interim Statements of Operations-
             Three months ended September 30, 1995 and 1994               4

             Consolidated Interim Statements of Cash Flows
             - Three months ended September 30, 1995 and 1994             5

             Notes to Consolidated Interim Financial Statements           6

    Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8


PART II - OTHER INFORMATION

    Item 1:  Legal Proceedings                                           12

    Item 4:  Submission of Matters to a Vote of Security Holders         12

    Item 6:  Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                               13

                   PART I - FINANCIAL INFORMATION

Truevision, Inc.
Consolidated Interim Balance Sheets
(Unaudited)

(IN THOUSANDS)                           SEPTEMBER 30, 1995   JULY 1, 1995
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                   $  7,809          $  10,377
  Accounts receivable, net                      13,887             10,726
  Inventory                                     10,997             10,613
  Prepaid expenses and other assets              1,148              4,295
  Deferred income taxes                             60                 60
  Income taxes receivable                          299                299
                                               -------             ------

Total current assets                            34,200             36,370

Property and equipment, net                      2,713              2,668
Other assets                                       264                235
Deferred income taxes                            1,453              1,453
                                               -------             ------
Total assets                                  $ 38,630           $ 40,726
                                               -------             ------
                                               -------             ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit                              $  1,864           $  1,684
  Accounts payable                               8,728              9,156
  Accrued employee compensation                    631                678
  Accrued litigation settlement                     --              6,600
  Other accrued liabilities                      3,105              3,837
  Current portion of long-term obligations         200                200
                                               -------             ------

Total current liabilities                       14,528             22,155

Long-term obligations                               --                 44
                                               -------             ------

Total liabilities                               14,528             22,199
                                               -------             ------

Shareholders' equity:
  Preferred stock                                   --                 --
  Common stock                                  52,873             47,657
  Accumulated deficit                          (28,607)           (28,978)
  Cumulative translation adjustment               (164)              (152)
                                               -------             ------

Total shareholders' equity                      24,102             18,527
                                               -------             ------

Total liabilities and shareholders' equity    $ 38,630           $ 40,726
                                               -------             ------
                                               -------             ------


See accompanying notes to Consolidated Interim Financial Statements.

Truevision, Inc.
Consolidated Interim Statements of Operations
(Unaudited)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                           -----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)           1995                1994
------------------------------------------------------------------------------
Net sales                                     $17,044             $16,280
Cost of sales                                  10,837              18,778
                                               ------              ------
Gross profit (loss)                             6,207              (2,498)
                                               ------              ------
Operating expenses:
 Research and development                       1,765               1,779
 Selling, general and administrative            4,012               7,861
 Restructuring and other costs                     --               3,654
                                               ------              ------
Total operating expenses                        5,777              13,294
                                               ------              ------

Income (loss) from operations                     430             (15,792)
Interest income                                    37                  41
Interest expense                                  (59)                (33)
Other income (expense), net                       (27)                 --
                                               ------              ------
Income (loss) before provision for
 income taxes                                     381             (15,784)
Provision for income taxes                         10                  --
                                               ------              ------
Net income (loss)                             $   371            $(15,784)
                                               ------              ------
Net income (loss) per share                     $0.03              $(1.65)
                                               ------              ------
Weighted average common shares and             13,333               9,557
equivalents                                    ------              ------
                                               ------              ------


See accompanying notes to Consolidated Interim Financial Statements.

Truevision, Inc.
Consolidated Interim Statements of Cash Flows
(Unaudited)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                           -----------------------------------
(IN THOUSANDS)                                 1995                1994
------------------------------------------------------------------------------
OPERATING CASH FLOWS:
Net income (loss)                             $    371           $ (15,784)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Provision for doubtful accounts                  177                 498
  Depreciation and amortization                    489                 962
  Loss on disposal of fixed assets                  49                   7
  Income tax benefit from disqualifying
    dispositions of employee stock options         206                  --
  Other                                            (12)                 13
  Changes in assets and liabilities:
    Accounts receivable                         (3,338)                849
    Inventory                                     (384)              7,994
    Prepaid expenses and other assets            3,147                  72
    Accounts payable                              (428)               (448)
    Accrued employee compensation                  (47)                 (1)
    Litigation settlement                       (6,600)                 --
    Other accrued liabilities                     (866)              1,329
    Accrued restructuring                          (91)              1,779
                                                ------             -------
  Net cash used in operating activities         (7,327)             (2,730)
                                                ------             -------

INVESTING CASH FLOWS:
Acquisition of property and equipment             (355)               (118)
Acquisition of other assets                        (32)               (205)
                                                ------             -------
  Net cash used in investing activities           (387)               (323)
                                                ------             -------
FINANCING CASH FLOWS:
Proceeds from line of credit, net                  180                  --
Repayment of long-term obligations                 (44)               (124)
Issuance of common stock, net                    5,010                 147
                                                ------             -------
    Net cash provided by financing activities    5,146                  23
                                                ------             -------
Net decrease in cash and cash equivalents       (2,568)             (3,030)
Cash and cash equivalents, beginning
  of period                                     10,377               8,254
                                                ------             -------
Cash and cash equivalents, end
  of period                                   $  7,809           $   5,224
                                                ------             -------
                                                ------             -------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                    $     59           $      33
  Income taxes                                $     13           $      10
Noncash investing and financing activities:
  Property and equipment acquired under
    capital leases                            $    225           $      --

   See accompanying notes to Consolidated Interim Financial Statements.

             NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 1, 1995.

   The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 1996.


NOTE 2 - INVENTORY

   A summary of inventory follows (in thousands):

                                      September 30,       July 1,
                                          1995             1995
                                      -------------      ---------
Purchased parts and subassemblies       $  6,342         $  6,812
Work-in-progress                           3,176            2,153
Finished goods                             1,479            1,648
                                        --------         --------
Total                                   $ 10,997         $ 10,613
                                        --------          -------
                                        --------          -------

NOTE 3 - PROPERTY AND EQUIPMENT

   A summary of property and equipment follows (in thousands):

                                      September 30,       July 1,
                                          1995             1995
                                      -------------      ---------

Computer equipment and machinery        $ 13,134          $ 12,785
Furniture and fixtures                       880               879
Leasehold improvements                       406               431
                                        --------          --------
    Subtotal                              14,420            14,095
Less:  Accumulated depreciation          (11,707)          (11,427)
                                        --------          --------
Total                                   $  2,713          $  2,668
                                        --------          --------
                                        --------          --------

NOTE 4 - NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus common share equivalents, when dilutive.

NOTE 5 - RESTRUCTURING COSTS

  A summary of charges for restructuring and other costs follows for the quarters ended (in thousands):

                                      September 30,    September 30,
                                          1995             1994
                                      -------------    -------------
Product discontinuance*                 $     --         $   2,283
Downsizing and integration                    --             1,242
Writedown of non-performing assets
 and other                                    --               129
                                        --------          --------
Total                                   $      0         $   3,654
                                        --------          --------
                                        --------          --------

* Includes reserves for inventory of $1.9 million for the period ended September 30, 1994.

NOTE 6 - SHAREHOLDERS' EQUITY

  On August 8, 1995 the Company issued 650,000 shares of its Common Stock in a private placement to multiple investors for $6.26 per share; the net proceeds from the sale were $ 4.1 million. The proceeds were used primarily to fund the settlement of the Company's shareholder class action lawsuit. (See
Note 7 for related discussion.)

NOTE 7 - SHAREHOLDER LITIGATION SETTLEMENT

  In early August 1995, the Company made a payment totaling $3.6 million and the Company's insurance carrier paid $3 million which the Company had recorded in prepaid expenses and other assets liquidating the July 1, 1995 $6.6 million accrual. On August 28, 1995, the federal court approved the settlement agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated interim financial statements and notes thereto, and the Annual Report on Form 10-K for the fiscal year ended July 1, 1995.

RESULTS OF OPERATIONS

  NET SALES. Total net sales were $17.0 million for the three-month period ended September 30, 1995, an increase of $0.8 million or 5% from the corresponding period of the previous year, and an increase of $0.8 million or 5% from the immediately preceeding quarter. During the latter part of the first quarter of fiscal 1995 the Company began to separate and analyze its product lines in terms of "Truevision" and "RasterOps" products. The Truevision product line consists of all video and OEM products, while RasterOps product line consists of Macintosh and PC graphics acceleration cards and monitors. At that time, the Company elected to terminate its entire PC graphics product line, reduce its dependency upon monitor sales and focus its future on its higher-margin Truevision (desktop digital video) product line.

  The results for the three-months ended September 30, 1995 are comprised of revenues of $16.1 million of Truevision products and $0.9 million of RasterOps products. This compares with $14.2 million and $2.1 million, respectively, in the prior quarter, and $8.8 million and $7.5 million, respectively, in the immediately preceding quarter. The product mix change in terms of revenue dollars is due to a shift in the Company's product focus
during fiscal 1995.   The following table compares Truevision and RasterOps
product line revenues for the quarters ended September 30, 1995, July 1, 1995 and September 30, 1994:


(in millions, except gross margin percentage)     FY1996 Q1   FY1995 Q4    FY1995 Q1
------------------------------------------------------------------------------------
REVENUES

Truevision                                         $16.1      $14.2       $ 8.8
RasterOps:
   Monitors                                          0.0        0.4         5.8
   Graphic boards                                    0.9        1.7         1.7
                                                 -------    -------     -------
                                                   $ 0.9      $ 2.1       $ 7.5
                                                --------    -------     -------
Total                                              $17.0      $16.3       $16.3
                                                --------    -------     -------
                                                --------    -------     -------
GROSS MARGIN PERCENTAGE                             36.4%      36.2%        1.2%
                                                --------    -------     -------
                                                --------    -------     -------


  During fiscal 1995 the Company also began focusing its efforts on building its OEM customer base. Sales to OEM's during the three-months ended September 30, 1995 were $9.2 million or 54% of total net sales compared to $2.7 million or 16% for the corresponding period of the previous year, and $7.8 million or 47.9% for the immediately preceding quarter. During fiscal 1995, the Company negotiated a three-year agreement with Avid which accounted for 42% of total net sales for the three-months ended September 30, 1995. During the quarter and fiscal year ended July 1, 1995, Avid accounted for approximately 29% and 16%, respectively, of the Company's total net sales.

  International net sales were $3.5 million for the three-month period ended September 30, 1995, a decrease of $0.8 million from the same period in the previous year. International net sales represented 20% of total net sales for the three-months ended September 30, 1995, compared to 26% for the corresponding period of the previous year, which were comprised of 63% RasterOps products. Although international sales decreased in total for the quarter ended September 30, 1995 compared to the same period in the previous year, sales of video graphics products have increased to $3.2 million from $1.6 million.

  Truevision's non-OEM customers generally place orders on an "as-needed" basis and, as a result, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. The absence of backlog also limits the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

  GROSS PROFIT. The Company had a gross profit of $6.2 million or 36.4% of net sales during the quarter ended September 30, 1995 compared to a gross loss of $2.5 million or 15.3% of net sales for the same period in the previous year, and a gross profit of $5.8 million or 35.6% of net sales in the immediately preceeding quarter. The Company's gross margins have improved as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time exiting the low-margin monitor business. In the quarter ended September 30, 1994, the Company recorded additional inventory reserves of $6.0 million (excluding the $1.9 million included in restructuring costs) to reduce net realizable values to reflect management's current plans and market expectations.

  RESEARCH AND DEVELOPMENT EXPENSES. For both quarters ended September 30, 1995 and 1994, research and development expenses were approximately 10% of net sales. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of sales will remain relatively constant through the remainder of fiscal 1996.

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

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense decreased $3.9 million, or 49%, to $4.0 million for the three-month period ended September 30, 1995 compared to $7.9 million for the corresponding period of the previous year. As a percentage of net sales, selling, general and administrative expense decreased to 24% in the three-month period ended September 30, 1995 compared with 48% for the corresponding period of the previous year. The decrease of $3.9 million is primarily due to increased expenses in the prior year quarter due to:
(1) increased reserves for bad debts attributable to two of the

Company's foreign distributors; (2) lease terminations; and (3) legal fees. Additionally, the Company instituted ongoing efforts for reducing the Company's overhead costs after the first quarter of fiscal 1995. The Company expects that selling, general and administrative spending will remain relatively constant through the remainder of fiscal 1996.

  OTHER INCOME (EXPENSE). Other expense for the three-month period ended September 30, 1995 is comprised primarily of transaction losses from foreign exchange.

SPECIAL CHARGES

  FISCAL 1995 - During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million. Late in the quarter ended September 30, 1994, the Company elected to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during the nine months ended July 1, 1995, adjusted the reserve downward by $1.8 million for sales of related products. The Company believes that the remaining inventory is adequately reserved. Due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Indiana, Germany, France, United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $317,000 during fiscal 1995 and will decrease facilities and amortization expense by $267,000 during fiscal 1996. The reserve for employee severance has been fully utilized.
The Company has a remaining restructuring reserve balance of $383,000 and $478,000 as of September 30, 1995 and July 1, 1995, respectively, related to this restructuring.

LIQUIDITY AND CAPITAL RESOURCES. For the three-month period ended September 30, 1995, the Company had cash and cash equivalents of $7.8 million, compared to $10.4 million at July 1, 1995. Working capital increased from $14.2 million at July 1, 1995 to $24.1 million at September 30, 1995. During the first quarter of fiscal 1996, net cash used in operating activities was $7.3 million compared to $2.7 million during the first quarter of fiscal 1995. The increase in cash used in operating activities is due primarily to the Company's settlement payment of $3.5 million made in August 1995 related to the shareholder class action lawsuit, and an increase of accounts receivables due to increased revenues and the timing of revenues (i.e., late in the quarter).

The Company spent approximately $0.4 million and $0.1 million for new equipment during the quarters ended September 30, 1996 and 1995, respectively. Additionally, the Company acquired new equipment under capital leases totaling $0.2 million in the first quarter of fiscal 1996. The Company has no material commitments for the purchase of capital equipment.

Substantially all of the Company's sales are made directly to OEMs, distributors, value added resellers (VAR's), authorized independent dealers and retail chains. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

The Company satisfied its cash requirements for the first quarter of fiscal 1996 primarily from its beginning balance of $10.4 million, funds of $5 million generated from the issuance of 650,000 shares of the Company's common stock in a private placement to multiple investors in August 1995 ($4.1 million, net of issuance costs) and proceeds from sale under employee stock purchase plan and stock options exercised, and cash generated from operations (i.e., net income plus noncash transactions affecting net income). For the first quarter of fiscal 1995, the Company's cash requirements were satisfied primarily from its beginning balance of $8.3 million and cash generated from operations. On June 13, 1995, the Company amended the bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable. As of September 30, 1995, the Company had borrowings of $1.9 million under the bank line of credit and guarantees through issuance of letters of credit to suppliers of $1.3 million.

The Company believes that its current cash and cash generated from operations together with its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next year.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

(a) Information related to an action in which the Company was involved is provided in Note 7 to the consolidated interim financial statements included in this quarterly report, and such information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Shareholders held on October 24, 1995, pursuant to the Notice of Annual Meeting of Shareholders and Proxy Statement dated September 24, 1995, the following matters were submitted to the Company's shareholders. Set forth after each nominee for director are the number of votes for and the number of votes withheld and for each other matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

   (1) The election of Walter W. Bregman (10,812,983:151,840), Louis J. Doctor (10,814,621:150,202), Gordon E. Eubanks, Jr.
         (10,819,483:145,340), William H. McAleer (10,820,983:143,840),
         Keith E. Sorenson (10,757,051:207,772), and Conrad J. Wredburg (10,820,983:143,840) as directors of the Company; and



   (2) the approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 25,000,000 shares (10,678,639:270,164:16,020:0); and

   (3) the approval of a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with a wholly owned subsidiary of the Company
         (6,606,857:937,746:12,840:3,407,380); and

   (4) the approval of an amendment to the Company's Amended 1988 Incentive Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 515,000 shares
         (9,719,015:1,212,404:33,405:0); and

   (5) the approval of an amendment to the Company's Amended and Restated 1991 Director Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 100,000 shares (9,649,202:1,255,985:59,636:0); and

   (6) the approval of an amendment to the Company's Amended and Restated 1991 Director Option Plan to provide for a one-time grant of an option to purchase 25,000 shares of Common Stock to any non-employee who acts as Chairman of the Board of Directors of the Company (10,406,939:498,759:59,125:0); and

   (7) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1996
         (10,906,720:41,340:16,763:0).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 1995       by:   /s/  R. John Curson
                                 --------------------------
                                       R. John Curson

                              Senior Vice President, Chief Financial
                                Officer and Secretary
                              (signing as duly authorized signatory on behalf
                               of the registrant and in his capacity as principal financial officer of the registrant.)