Form 10-K/A
period 1995-07-01
RASTEROPS
filed 1995-12-08
CIK 833619

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

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

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

    The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowings to percentages of accounts receivable. The more significant financial covenants of the current line of credit are tangible net worth and debt to tangible net worth covenants. The Company has within the last twelve months been in violation of certain of the covenants. Specifically, the Company was in violation of the quick ratio, tangible net worth, debt to tangible net worth and profitability covenants as well as a nonfinancial covenant of its previous line of credit. Since negotiating the new line of credit in June 1995, the Company has not violated any of its financial covenants. Although the Company is currently in compliance with the bank agreement, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

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

    (d) FINANCIAL STATEMENT SCHEDULES

        See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on December 7, 1995.

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

PRICE WATERHOUSE LLP
San Jose, California
December 6, 1995

                                   RASTEROPS
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED JULY 1, 1995, AND JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                           ADDITIONS
                                                                  ---------------------------  DEDUCTIONS
                                                       BALANCE     CHARGED TO    CHARGED TO       FROM        BALANCE
                                                      BEGINNING    COSTS AND        OTHER       RESERVES      AT END
                                                      OF PERIOD   EXPENSES (1)    ACCOUNTS         (2)       OF PERIOD
                                                     -----------  ------------  -------------  -----------  -----------
Allowance for sales returns, doubtful accounts and
 price protection:
  1995.............................................   $   1,360    $      381     $     228     $     678    $   1,291
  1994.............................................   $   4,018    $    1,276        --         $   3,934    $   1,360
  1993.............................................   $   4,753    $    1,347        --         $   2,082    $   4,018

Reserves for inventory:
  1995.............................................   $   3,713    $      845        --         $   3,044    $   1,514
  1994.............................................   $   2,289    $    2,906        --         $   1,482    $   3,713
  1993.............................................   $   1,522    $    1,413        --         $     646    $   2,289

------------------------
(1) With respect to the allowance for receivables, amounts include charges to net sales for sales returns.

(2) With respect to the allowance for receivables, amounts include charges to reserves for sales returns. With respect to reserves for inventory, amounts exclude cost of sales write downs of inventory.