Form 10-Q
period 1995-12-30
RASTEROPS
filed 1996-02-13
CIK 833619

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                  Commission file number 000-18404
December 30, 1995


                                ----------------------

                                   TRUEVISION, INC.

                (Exact name of registrant as specified in its charter)

                                ----------------------


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
Yes   X      No
    ------     ------

               Number of shares of Common Stock outstanding
                   as of December 30, 1995: 12,488,283

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX
                               Truevision, Inc.


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
--------------------------------                                     ----------

    Item 1: Consolidated Interim Financial Statements

            Consolidated Interim Balance Sheets -
            December 30, 1995 and July 1, 1995                            3

            Consolidated Interim Statements of
            Operations - Three months ended
            December 30, 1995 and December 31, 1994,
            and six months ended December 30, 1995
            and December 31, 1994                                         4

            Consolidated Interim Statements of Cash
            Flows - Six months ended December 30, 1995 and
            six months ended December 31, 1994                            5

            Notes to Consolidated Interim Financial
            Statements                                                    6

    Item 2: Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

PART II - OTHER INFORMATION
-----------------------------

    Item 1: Legal Proceedings                                            12

    Item 6: Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                               13
------------

                           PART I - FINANCIAL INFORMATION

                                  TRUEVISION, INC.
                        CONSOLIDATED INTERIM BALANCE SHEETS
                                    (Unaudited)

                                                                       Dec. 30, 1995    July 1, 1995
                                                                       -------------    ------------
                                                                              (in thousands)
ASSETS

Current assets:
    Cash and cash equivalents                                                $6,298        $10,377
    Accounts receivable, net                                                 15,046         10,726
    Inventory                                                                11,615         10,613
    Prepaid expenses and other assets                                         1,380          4,295
    Deferred income taxes                                                        60             60
    Income taxes receivable                                                     231            299
                                                                          ----------     ----------
    Total current assets                                                     34,630         36,370

    Property and equipment, net                                               2,637          2,668
    Other assets, net                                                           261            235
    Deferred income taxes                                                     1,453          1,453
                                                                          ----------     ----------
    Total assets                                                            $38,981        $40,726
                                                                          ----------     ----------
                                                                          ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Line of credit                                                           $2,521         $1,684
    Accounts payable                                                          8,318          9,156
    Accrued employee compensation                                               759            678
    Accrued litigation settlement                                                --          6,600
    Other accrued liabilities                                                 2,227          3,837
    Current portion of long-term obligations                                    440            200
                                                                          ----------     ----------
    Total current liabilities                                                14,265         22,155

    Long-term obligations                                                       132             44
                                                                          ----------     ----------

    Total liabilities                                                        14,397         22,199
                                                                          ----------     ----------

Shareholders' equity:
    Preferred stock                                                              --             --
    Common stock                                                             52,531         47,657
    Accumulated deficit                                                     (27,755)       (28,978)
    Cumulative translation adjustment                                          (192)          (152)
                                                                          ----------     ----------
    Total shareholders' equity                                               24,584         18,527
                                                                          ----------     ----------
    Total liabilities and shareholders' equity                              $38,981        $40,726
                                                                          ----------     ----------
                                                                          ----------     ----------

          See accompanying notes to Consolidated Interim Financial Statements.

                                    TRUEVISION, INC.
                     CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                                        Three  Months Ended Six Months Ended
                                                                        Dec. 30,   Dec. 31, Dec. 30, Dec. 31,
                                                                          1995      1994     1995     1994
                                                                        --------  --------  ------- --------
                                                                        (in thousands, except per share data)

Net sales                                                                $18,174   $17,742  $35,218  $34,022
Cost of sales                                                             11,180    11,957   22,017   30,735
                                                                        --------  --------  ------- --------
Gross profit                                                               6,994     5,785   13,201    3,287
                                                                        --------  --------  ------- --------
Operating expenses:
    Research and development                                               1,746     1,531    3,511    3,310
    Selling, general and administrative                                    4,199     4,448    8,211   12,309
    Restructuring and other costs                                             --        --       --    3,654
                                                                        --------  --------  ------- --------
                                                                           5,945     5,979   11,722   19,273
                                                                        --------  --------  ------- --------
Income (loss) from operations                                              1,049      (194)   1,479  (15,986)
Interest income                                                                1        13       36       53
Interest expense                                                             (71)      (52)    (128)     (84)
Other income (expense), net                                                 (101)      (52)    (128)     (52)
                                                                        --------  --------  ------- --------
Income (loss) before provision for income taxes                              878      (285)   1,259  (16,069)

Provision for income taxes                                                    26       --        36       --
                                                                        --------  --------  ------- --------

Net income (loss)                                                           $852     $(285)  $1,223 $(16,069)
                                                                        --------  --------  ------- --------
                                                                        --------  --------  ------- --------

Net income (loss) per share                                                $0.06    $(0.03)   $0.09   $(1.68)
                                                                        --------  --------  ------- --------
                                                                        --------  --------  ------- --------

Weighted average common shares and equivalents                            13,587     9,557   13,486    9,557
                                                                        --------  --------  ------- --------
                                                                        --------  --------  ------- --------


           See accompanying notes to Consolidated Interim Financial Statements.

                                      TRUEVISION, INC.
                       CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                          Six Months Ended
                                                                  Dec. 30, 1995     Dec. 31, 1994
                                                                  -------------     -------------
                                                                           (in thousands)
OPERATING CASH FLOWS:
Net income (loss)                                                       $1,223           $(16,069)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Provision for doubtful accounts                                        (58)               358
    Depreciation and other amortization                                    945              1,750
    Loss on disposal of fixed assets                                        58                 42
    Income tax benefit from disqualifying dispositions
      of employee stock options                                            301                 --
    Deferred income taxes                                                   --                181
    Other                                                                  (40)                32
    Changes in assets and liabilities:
        Accounts receivable                                             (4,262)               769
        Inventory                                                       (1,002)             7,654
        Prepaid expenses and other assets                                2,915               (232)
        Income taxes receivable                                             68                648
        Accounts payable                                                  (838)              (351)
        Accrued employee compensation                                       81                (57)
        Accrued litigation settlement                                   (6,600)                --
        Other accrued liabilities                                       (1,610)             2,701
        Accrued restructuring                                               --              1,041
                                                                        -------           -------
    Net cash used in operating activities                               (8,819)            (1,533)
                                                                        -------           -------

INVESTING CASH FLOWS:

Acquisitions of property and equipment                                    (566)              (230)
Acquisitions of other assets                                               (33)              (218)
                                                                        -------           -------
    Net cash used in investing activities                                 (599)              (448)
                                                                        -------           -------

FINANCING CASH FLOWS:

Proceeds from line of credit, net                                          837                 --
Repayment of debt obligations                                              (71)              (255)
Issuance of common stock, net                                            4,573                147
                                                                        -------           -------
    Net cash provided by (used in) financing activities                  5,339               (108)
                                                                        -------           -------

Net decrease in cash                                                    (4,079)            (2,089)
Cash and cash equivalents, beginning of period                          10,377              8,254
                                                                        -------           -------
Cash and cash equivalents, end of period                                $6,298             $6,165
                                                                        -------           -------
                                                                        -------           -------

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for:
    Interest                                                              $128                $84
    Income taxes                                                           $13                $10
Noncash investing and financing activities:
    Property and equipment acquired under capital leases                  $399                 --


           See accompanying notes to Consolidated Interim Financial Statements.

                                     TRUEVISION, INC.
                   NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                       (UNAUDITED)
NOTE 1 - Accounting Policies

BASIS OF PRESENTATION. The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended July 1, 1995.

The results of operations for the three-month and six-month periods ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996.

REPORTING YEAR. Effective as of the third quarter of fiscal 1995, the Company changed to a fiscal calendar and its reporting year will end on the Saturday closest to June 30, which is June 29, 1996 for fiscal 1996. Accordingly, the Company's second quarter of fiscal 1996 ends on December 30, 1995.

NOTE 2 - Inventory

A summary of inventory follows (in thousands):


                                                              Dec. 30,     July 1,
                                                               1995         1995
                                                            -----------  ----------
Purchased parts and subassemblies                               $5,165      $6,812
Work-in-progress                                                 3,658       2,153
Finished goods                                                   2,792       1,648
                                                            -----------  ----------
Total                                                          $11,615     $10,613
                                                            -----------  ----------
                                                            -----------  ----------

NOTE 3 - Property and Equipment

A summary of property and equipment follows (in thousands):

                                                              Dec. 30,     July 1,
                                                               1995         1995
                                                            -----------  ----------
Computer equipment and machinery                               $13,489     $12,785
Furniture and fixtures                                             777         879
Leasehold improvements                                             406         431
                                                            -----------  ----------
    Subtotal                                                    14,672      14,095
Less: Accumulated depreciation                                 (12,035)    (11,427)
                                                            -----------  ----------
Total                                                           $2,637      $2,668
                                                            -----------  ----------
                                                            -----------  ----------

NOTE 4 - Restructuring Charges

A summary of charges for restructuring and other costs along with the respective remaining reserves follows (in thousands):


                                               Reserve               Reserve       Original                    Reserve
                                              balance @             balance @     charge @                   balance @
                                               July 1,    payments/   Dec.30,      Sept. 30,    payments/      Dec. 31,
                                                1995        other      1995          1994        other         1994
                                              ---------   --------  ----------    ----------   ---------    -----------
Product discontinuance                             $--        $--         $--        $2,283     $(1,694)          $589
Downsizing/integration                             383       (122)        261         1,216        (405)           811
Writedown of non-performing assets/other            --         --          --           155        (126)            29
                                              ---------   --------  ----------    ----------   ---------    -----------
Total                                             $383      $(122)       $261        $3,654     $(2,225)        $1,429
                                              ---------   --------  ----------    ----------   ---------    -----------
                                              ---------   --------  ----------    ----------   ---------    -----------

For further discussion regarding the Company's restructuring and other charges see the Management's Discussion and Analysis section.

NOTE 5 - Shareholders' Equity

On August 8, 1995 the Company issued 650,000 shares of its Common Stock in a private placement to multiple investors for $6.26 per share; the net proceeds from the sale were $4.1 million. The proceeds were used primarily to fund the settlement of the Company's shareholder class action lawsuit. (See Note 6 for related discussion.)

NOTE 6 - Shareholders Litigation Settlement

In early August 1995, the Company made a payment totaling $3.6 million, and the Company's insurance carrier paid $3 million which the Company had recorded in prepaid expenses and other assets at July 1, 1995, liquidating the July 1, 1995 $6.6 million accrual. On August 28, 1995, the federal court approved the settlement agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

NET  SALES.   Total net sales were $18.2 million for the quarter ended
December 30, 1995, an increase of $1.2 million or 7% from the prior quarter, and an increase of $0.5 million or 2% from the same quarter of the
prior year.   During the  latter  part  of  the first quarter of fiscal 1995 the  Company  began  to separate  and analyze its product lines in terms of
"Truevision" and "RasterOps" products.   The Truevision product line
consists of all video and OEM products, while RasterOps product line consists of Macintosh and PC graphics acceleration cards and monitors. At that time, the Company elected to terminate its entire PC graphics product line, reduce its dependency upon monitor sales and focus its future on its higher-margin Truevision (desktop digital video) product line.

The results for the quarter ended December 30, 1995 are comprised of revenues from the Truevision line, an increase of $2.1 million or 13% from the $16.1 million in the prior quarter, and an increase of $7.7 million or 73% from the $10.5 million in the same quarter of the prior year. The results for the quarters ended September 30, 1995 and December 31, 1994 also included $0.9 million and $7.2 million, respectively, of revenue from RasterOps graphic cards and monitors as well as other graphics related revenues. The product mix change in terms of revenue dollars is due to a shift in the Company's product focus during fiscal 1995.

During fiscal 1995 the Company also began focusing its efforts on building its OEM customer base. Sales to OEM's during the quarter ended December
30, 1995 were $10.4 million or 57% of total net sales, compared to $9.2 million or 54% for the prior quarter, and $4.1 million or 23% for the same quarter of the prior year. During fiscal 1995, the Company negotiated a three-year agreement with Avid Technology, Inc. ("Avid") which accounted for 42% of total net sales for the quarter ended December 30, 1995. During the quarter ended September 30, 1995 and the quarter and fiscal year ended July 1, 1995, Avid accounted for 42%, 29% and 16%, respectively, of the Company's revenues.

International  net  sales were $4.4 million for the quarter ended  December
30, 1995,  an increase of   $0.9 million from the $3.5 million in the prior
quarter, and an increase of $0.6 million from the $3.8 million in the same quarter in the prior year. International net sales represented 24% of total net sales for the quarter ended December 30, 1995, compared to 20% for the prior quarter, and 21% for the same quarter of the prior year.

Truevision's non-OEM customers generally place orders on an "as-needed" basis and, as a result, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. The absence of backlog also limits the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truvision, its competitors or
the  manufacturers  of  the  platforms   which Truevision's products are used.

GROSS PROFIT. The Company had a gross profit of $7.0 million or 38.4% of net sales during the quarter ended December 30, 1995, compared to a gross profit of $6.2 million or 36.4% of net sales in the prior quarter, and a gross profit of $5.8 million or 32.6% of net sales for the same quarter in
the prior year.   The increase  in  gross profit is mainly due to the
Company's net sales including a higher percentage of video graphics products that carry higher gross margins than the monitor and Macintosh graphics acceleration products. Also included in net sales for the quarter ended December 31, 1994 were low margin graphics products for which the Company had previously recorded reserves reducing such products to their net realizable value.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately 10% of net sales for the quarters ended December 30, 1995 and September 30, 1995, and approximately 9% for the same quarter in the prior year. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

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

SELLING,   GENERAL   AND   ADMINISTRATIVE  EXPENSES.    Selling,   general
and administrative expenses were approximately 23% of net sales for the quarters ended December 30, 1995 and September 30, 1995, and approximately 25% for the same quarter in the prior year. In the absence of unusual circumstances or events, the Company expects that selling, general and administrative spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

CURRENT SIX-MONTH PERIOD COMPARED TO PRIOR YEAR SIX-MONTH PERIOD

NET SALES. Total net sales were $35.2 million for the six-month period ended December 30, 1995, an increase of $1.2 million or 4% from the $34.0 million in the same period of the prior year. During the latter part of the first quarter of fiscal 1995 the Company began to separate and analyze its product lines in terms of "Truevision" and "RasterOps" products as discussed above.

The results for the six-months ended December 30, 1995 are comprised of $34.3 million of Truevision revenues and $0.9 million of RasterOps
revenues.   This compares with $19.2 million and $14.8 million, respectively, in the same period of the prior year. The product mix change in terms of revenue dollars is due to a shift in the Company's product focus during fiscal 1995.

During fiscal 1995 the Company also began focusing its efforts on building its OEM customer base. Sales to OEM's during the six-month period ended December 30, 1995 were $19.6 million or 56% of total net sales compared to $6.8 million or 20% for the same period of the prior year. During fiscal 1995, the Company negotiated a three-year agreement with Avid which accounted for 42% of total net sales for the six-month period ended December 30, 1995, compared to 10% for the same period of the prior year.

International net sales were $7.9 million for the six-month period ended December 30, 1995, a decrease of $0.2 million from the $8.1 million in the same period of the prior year. International net sales represented 22% of total net sales for the six-month period ended December 30, 1995, compared to 24% for the same period of the prior year.

GROSS PROFIT. The Company had a gross profit of $13.2 million or 37.4% of net sales during the six-month period ended December 30, 1995, compared to a gross profit of $3.3 million or 9.7% of net sales for the same period in the prior year. In the quarter ended September 30, 1994, the Company recorded additional inventory reserves of $6.0 million (excluding the $1.9 million included in restructuring costs) to reduce inventory to its estimated net realizable values to reflect management's current plans and market expectations. The Company's gross margins have improved as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time exiting the low-margin monitor business.

RESEARCH AND DEVELOPMENT EXPENSES. For both six-month periods ended December 30, 1995 and December 31, 1994, research and development expenses were approximately 10% of net sales. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

SELLING,   GENERAL   AND   ADMINISTRATIVE   EXPENSES.   Selling,   general
and administrative expense decreased $4.1 million to $8.2 million for the six-month period ended December 30, 1995, compared to $12.3 million for the same period of the prior year. As a percentage of net sales, selling, general and administrative expense decreased to 23% in the six-month period ended December 30, 1995, compared with 36% for the same period of the prior year. The decrease of $4.1 million is primarily due to increased expenses in the six-month period of the prior year due to: (1) increased reserves for bad debts attributable to two of the Company's foreign distributors;
(2) lease terminations;   and  (3) legal  fees.   Additionally, the Company
instituted ongoing efforts for reducing the Company's overhead costs after the first quarter of fiscal 1995. In the absence of unusual circumstances or events, the Company expects that selling, general and administrative spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

RESTRUCTURING AND OTHER CHARGES RECORDED IN THE QUARTER ENDED SEPTEMBER 30,
1994

During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million. Late in the quarter ended September 30, 1994, the Company made the decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during the quarter ended December 31, 1994, adjusted the reserve downward by $1.5  million for  sales  of  related  products.
The Company  believes  that  the  remaining inventory  is adequately reserved.  Due to the discontinuance of these products, the  Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory
purchase  commitments.   Also included in the restructuring  charge  were
costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease termination for offices located in California, Indiana, Germany, France, United Kingdom and Japan and employee severance. These lease terminations will reduce facilities and amortization expenses by $296,000 during the remainder of fiscal 1995. The reserve for employee severance has been fully utilized. The Company has a
remaining restructuring reserve   balance  of  $261,000  as  of  December  30,
1995 related to this restructuring.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended December 30, 1995, the Company had cash and cash equivalents of $6.3 million, a decrease of $1.5 million from the $7.8
million at September  30,  1995.   For the six-month period ended December
30, 1995, the Company's cash and cash equivalents decreased $4.1 million from the $10.4 million at July 1, 1995. Working capital increased from $14.2 million at July 1, 1995 to $20.4 million at December 30, 1995. During the six-month period ended December 30, 1995, net cash used in operating activities was $8.8 million compared to $1.5 million during the six-month period ended December 31, 1994. The increase in cash used in operating activities is due primarily to the Company's settlement payment of $3.6 million made in August 1995 related to the shareholder class action lawsuit, and an increase of accounts receivable due to increased revenues.

The Company spent approximately $0.6 million and $0.2 million for new equipment during the six-month periods ended December 30, 1995 and
December  31,  1994, respectively.   Additionally, the Company acquired new
equipment under capital leases totaling $0.4 million in the six-month period ended December 30, 1995. The Company has no material commitments for the purchase of capital equipment.

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

The Company satisfied its cash requirements for the six-month period ended December 30, 1995 primarily from its beginning balance of $10.4 million, funds generated from the issuance of the Company's common stock in August 1995 and proceeds from sales under the employee stock purchase plan and stock options exercised. For the six-month period ended December 31, 1994, the Company's cash requirements were satisfied primarily from its beginning balance of $8.3 million and cash generated from operations. The Company has a bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable.
As of December 30, 1995, the Company had borrowings of $2.5 million under the bank line of credit and guarantees through issuance of letters of credit to suppliers of $1.3 million.

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

                            PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
-----------------------------------

(a) Information related to an action in which the Company was involved is provided in Note 6 to the consolidated interim financial statements included in this quarterly report, and such information is incorporated herein by reference.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------

(a) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 30, 1995.

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February  13, 1996               by: /s/  R. John Curson
                                           ----------------------------------
                                                R. John Curson

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