Form 10-Q
period 1996-03-30
RASTEROPS
filed 1996-05-09
CIK 833619

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                   Commission file number 000-18404
March 30, 1996

                                  __________

                               TRUEVISION, INC.

             (Exact name of registrant as specified in its charter)
                                  __________


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


Indicate by check mark whether the Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X          No
      __________         __________


Number of shares of Common Stock outstanding as of March 30, 1996: 12,537,214



- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     INDEX
                                TRUEVISION, INC.


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                        ------

  Item 1: Consolidated Interim Financial Statements

          Consolidated Interim Balance Sheets -
          March 30, 1996 and July 1, 1995                                  3

          Consolidated Interim Statements of Operations -
          Three-months ended March 30, 1996 and April 1, 1995, and
          nine-months ended March 30, 1996 and April 1, 1995               4

          Consolidated Interim Statements of Cash Flows -
          Nine-months ended March 30, 1996 and April 1, 1995               5

          Notes to Consolidated Interim Financial                          6
          Statements

  Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8


PART II - OTHER INFORMATION

  Item 1: Legal Proceedings                                               21

  Item 6: Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                22

                        PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)


                                                   March 30,      July 1,
                                                     1996          1995
- ----------------------------------------------     ---------      --------
(In thousands)

ASSETS

Current assets:
  Cash and cash equivalents                         $  7,607      $ 10,377
  Accounts receivable, net                            12,560        10,726
  Inventory                                           10,346        10,613
  Prepaid expenses and other assets                    1,808         4,295
  Deferred income taxes                                   60            60
  Income taxes receivable                                230           299
                                                   ---------      --------
    Total current assets                              32,611        36,370

  Property and equipment, net                          2,737         2,668
  Other assets, net                                      260           235
  Deferred income taxes                                1,453         1,453
                                                   ---------      --------
    Total assets                                    $ 37,061      $ 40,726
                                                   ---------      --------
                                                   ---------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                    $  1,972      $  1,684
  Accounts payable                                     6,407         9,156
  Accrued employee compensation                          576           678
  Accrued litigation settlement                           --         6,600
  Other accrued liabilities                            1,796         3,837
  Current portion of long-term obligations               194           200
                                                   ---------      --------
    Total current liabilities                         10,945        22,155

Long-term obligations                                    296            44
                                                   ---------      --------
    Total liabilities                                 11,241        22,199
                                                   ---------      --------

Stockholders' equity:
  Preferred stock                                         --            --
  Common stock                                        52,700        47,657
  Accumulated deficit                                (26,701)      (28,978)
  Cumulative translation adjustment                     (179)         (152)
                                                   ---------      --------
    Total stockholders' equity                        25,820        18,527
                                                   ---------      --------
    Total liabilities and stockholders' equity      $ 37,061      $ 40,726
                                                   ---------      --------
                                                   ---------      --------


      See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(Unaudited)


                                                  Three-Months Ended         Nine-Months Ended
                                                -----------------------    ---------------------
                                                March 30,      April 1,    March 30,    April 1,
                                                  1996           1995        1996         1995
- ----------------------------------------------  ---------      --------    ---------   ---------
(In thousands, except per share data)


Net sales                                        $ 18,825      $ 16,012     $ 54,043   $  50,034
Cost of sales                                      11,424        10,479       33,441      41,214
                                                 --------      --------     --------   ---------
Gross profit                                        7,401         5,533       20,602       8,820
                                                 --------      --------     --------   ---------
Operating expenses:
  Research and development                          1,883         1,762        5,394       5,072
  Selling, general and administrative               4,251         4,233       12,462      16,542
  Restructuring and other costs                        --            --           --       3,654
                                                 --------      --------     --------   ---------
                                                    6,134         5,995       17,856      25,268
                                                 --------      --------     --------   ---------
Income (loss) from operations                       1,267          (462)       2,746     (16,448)
Interest income                                        35             6           71          59
Interest expense                                      (86)          (70)        (213)       (154)
Other income (expense), net                          (129)           (7)        (258)        (45)
Settlement of litigation                               --        (3,675)          --      (3,675)
                                                 --------      --------     --------   ---------
Income (loss) before provision for income taxes     1,087        (4,194)       2,346     (20,263)
Provision for income taxes                             33            --           69         --
                                                 --------      --------     --------   ---------
Net income (loss)                                $  1,054     $  (4,194)    $  2,277   $ (20,263)
                                                 --------     ---------     --------   ---------
                                                 --------     ---------     --------   ---------
Net income (loss) per share                      $   0.08     $   (0.44)    $   0.17   $   (2.12)
                                                 --------     ---------     --------   ---------
                                                 --------     ---------     --------   ---------
Weighted average common shares and equivalents     13,327         9,573       13,449       9,558
                                                 --------     ---------     --------   ---------
                                                 --------     ---------     --------   ---------

      See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                             Nine-Months Ended
                                                          -----------------------
                                                          March 30,      April 1,
                                                            1996           1995
- -------------------------------------------------------   ---------     ---------
(In thousands)

OPERATING CASH FLOWS:
Net income (loss)                                          $  2,277     $ (20,263)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Provision for doubtful accounts                               282           393
  Depreciation and other amortization                         1,371         2,281
  Loss on disposal of fixed assets                               51           126
  Income tax benefit from disqualifying dispositions of
   employee stock options                                       320            --
  Deferred income taxes                                          --           181
  Other                                                         (27)         (153)
  Changes in assets and liabilities:
    Accounts receivable                                      (2,116)          707
    Inventory                                                   267         5,172
    Prepaid expenses and other assets                         2,487        (3,467)
    Income taxes receivable                                      69           648
    Accounts payable                                         (2,749)        1,336
    Accrued employee compensation                              (102)         (186)
    Accrued litigation settlement                            (6,600)        6,600
    Other accrued liabilities                                (2,041)        2,050
    Accrued restructuring                                        --           523
                                                           --------     ---------
Net cash used in operating activities                        (6,511)       (4,052)
                                                           --------     ---------
INVESTING CASH FLOWS:
Acquisitions of property and equipment                         (888)         (369)
Acquisitions of other assets                                    (35)         (230)
                                                           --------     ---------
Net cash used in investing activities                          (923)         (599)
                                                           --------     ---------
FINANCING CASH FLOWS:
Proceeds from line of credit, net                               288           924
Repayment of debt obligations                                  (347)         (460)
Issuance of common stock, net                                 4,723           226
                                                           --------     ---------
Net cash provided by financing activities                     4,664           690
                                                           --------     ---------
Net decrease in cash and cash equivalents                    (2,770)       (3,961)
Cash and cash equivalents, beginning of period               10,377         8,254
                                                           --------     ---------
Cash and cash equivalents, end of period                   $  7,607     $   4,293
                                                           --------     ---------
                                                           --------     ---------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                                 $    213     $     155
  Income taxes                                             $     16     $      10
Noncash investing and financing activities:
  Property and equipment acquired under capital leases     $    593     $      --




     See accompanying notes to Consolidated Interim Financial Statements.

                                TRUEVISION, INC.
                    NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - Accounting Policies

BASIS OF PRESENTATION. The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair statement of the results for the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended July 1, 1995.

The results of operations for the three-month and nine-month periods ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996.

REPORTING YEAR. Effective as of the third quarter of fiscal 1995, the Company changed to a fiscal calendar and its reporting year will end on the Saturday closest to June 30, which is June 29, 1996 for fiscal 1996. Accordingly, the Company's third quarter of fiscal 1996 ended on March 30, 1996.

NOTE 2 - Inventory

A summary of inventory follows (in thousands):


                                            March 30,         July 1,
                                              1996             1995
                                            ---------        --------

Purchased parts and subassemblies            $  5,657         $  6,812
Work-in-progress                                2,080            2,153
Finished goods                                  2,609            1,648
                                             --------         --------
Total                                        $ 10,346         $ 10,613
                                             --------         --------
                                             --------         --------

NOTE 3 - Property and Equipment

A summary of property and equipment follows (in thousands):


                                            March 30,          July 1,
                                              1996               1995
                                            ---------         ---------

Computer equipment and machinery             $ 13,944         $  12,785
Furniture and fixtures                            780               879
Leasehold improvements                            413               431
                                             --------         ---------
  Subtotal                                     15,137            14,095
Less: accumulated depreciation                (12,400)          (11,427)
                                             --------         ---------
Total                                        $  2,737         $   2,668
                                             --------         ---------
                                             --------         ---------

NOTE 4 - Restructuring Charges

A summary of charges for restructuring and other costs along with the respective remaining reserves follows (in thousands):


                                Reserve                   Reserve     Original                   Reserve
                               balance @                 balance @     charge                   balance @
                                July 1,     payments/     Mar. 30,    Sept. 30,    payments/     April 1,
                                  1995        other         1996        1994         other         1995
                               --------     --------     ---------    ---------    --------     ---------

Product discontinuance          $  --       $    --       $ --         $ 2,283     $ (1,694)     $   589
Downsizing / integration          383          (383)        --           1,216         (405)         811
Writedown of non-performing
  assets/other                     --            --         --             155         (126)          29
                                -----       -------       ----         -------     --------      -------
Total                           $ 383       $  (383)      $ --         $ 3,654     $ (2,225)     $ 1,429
                                -----       -------       ----         -------     --------      -------
                                -----       -------       ----         -------     --------      -------

For further discussion regarding the Company's restructuring and other charges see the Management's Discussion and Analysis section of this report.

NOTE 5 - Stockholders' Equity

On August 8, 1995 the Company issued 650,000 shares of its Common Stock in a private placement to multiple investors for $6.26 per share; the net proceeds from the sale were $4.1 million. The proceeds were used primarily to fund the settlement of the Company's stockholder class action lawsuit. (See Note 6 for related discussion.)

NOTE 6 - Stockholder Litigation Settlement

In early August 1995, the Company made a payment totaling $3.6 million and the Company's insurance carrier paid $3 million which the Company had recorded in prepaid expenses and other assets at July 1, 1995, liquidating the July 1, 1995 $6.6 million stockholder litigation settlement accrual. On August 28, 1995, the federal court approved the settlement agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The text of this document includes forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described herein, depending on such factors as are described herein, including without limitation those described under "Certain Factors That May Affect The Company's Future Results Of Operations."

RESULTS OF OPERATIONS

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

NET SALES. Net sales were $18.8 million for the quarter ended March 30, 1996, an increase of $0.6 million, or 3%, from the quarter ended December 30, 1995, and an increase of $2.8 million, or 18%, from the quarter ended April 1, 1995. International net sales represented 29% of net sales for the quarter ended March 30, 1996, compared to 24% for the quarter ended December 30, 1995, and 29% for the quarter ended April 1, 1995.

The results for the quarter ended March 30, 1996 are comprised of net sales of $18.8 million from the Truevision product line, an increase of $0.6 million, or 3%, from the $18.2 million in the quarter ended December 30, 1995, and an increase of $7.0 million, or 59%, from the $11.8 million in the quarter ended April 1, 1995. The results for the quarter ended April 1, 1995 also included $4.2 million of net sales from the RasterOps product line. The Company did not receive any revenues from the RasterOps product line during the quarter ended March 30, 1996. The product mix change in terms of net sales dollars was due to a shift in the Company's product focus during fiscal 1995. During the latter part of the first quarter of fiscal 1995, the Company began to separate and analyze its product lines in terms of "Truevision" and "RasterOps" products. The Truevision product line consists of all video and Original Equipment Manufacturer (OEM) products, while the RasterOps product line consists of Macintosh and PC graphics acceleration cards and monitors. At that time, the Company elected to terminate its entire PC graphics product line, reduce its dependency upon monitor sales and focus its future on its higher-margin Truevision (desktop digital video) product line.

The following table compares Truevision and RasterOps product line net sales for the quarters ended March 30, 1996, December 30, 1995 and April 1, 1995:


                                  Three-Months Ended
                       ---------------------------------------
                        March 30,      Dec. 30,       April 1,
                          1996           1995           1995
- -------------------     ---------      --------       --------
(In millions)

Product Line:

Truevision               $ 18.8         $ 18.2          $ 11.8
RasterOps                    --             --             4.2
                         ------         ------          ------
Total net sales          $ 18.8         $ 18.2          $ 16.0
                         ------         ------          ------
                         ------         ------          ------

Sales of the Truevision product line to the retail channel during the quarter ended March 30, 1996 were $9.4 million, or 50%, of net sales, compared to $7.8 million, or 43%, for the quarter ended December 30, 1995, and $7.2 million, or 45%, for the quarter ended April 1, 1995. The increase in the retail business was attributable primarily to an increase in units sold of the TARGA 2000 product family.

Truevision's non-OEM customers generally place orders on an "as-needed" basis and, as a result, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. The absence of significant backlog also limits the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of the platforms which Truevision's products are used.

During fiscal 1995, the Company negotiated a three-year OEM agreement with Avid Technology, Inc. ("Avid") which accounted for 41% of net sales for the quarter ended March 30, 1996. During the quarters ended December 30, 1995 and April 1, 1995, Avid accounted for 42% and 13%, respectively, of the Company's net sales. In the fourth quarter of fiscal 1996, the Company's sales to Avid are expected to decrease. However, the Company believes it should be able to offset this loss of revenue through growth in its retail channel. In addition, the Company's agreement with Avid provides that Avid has the right to manufacture certain products upon payment of a royalty, rather than purchasing it from the Company. Avid has informed the Company that it intends to exercise that right in the near future. This decision will have a negative impact on the Company's net sales in future periods. However, because of royalty payments, the gross margins from sales to Avid could increase.

Net sales for the quarter ended March 30, 1996 included $0.5 million of royalties from a product license agreement and engineering services revenue from a product design and development agreement. Net sales for the quarter ended December 30, 1995 included $250 thousand of engineering services revenue from a product design and development agreement.

GROSS PROFIT. The Company had a gross profit of $7.4 million, or 39.4% of net sales during the quarter ended March 30, 1996, compared to a gross profit of $7.0 million, or 38.5% of net sales in the quarter ended December 30, 1995, and a gross profit of $5.5 million, or 34.4% of net sales for the quarter ended April 1, 1995. The increase in gross profit was mainly due to inclusion of a higher percentage of video graphics products that carry higher gross margins than the monitor and Macintosh graphics acceleration products in net sales for the quarters in fiscal year 1996. The Company also realized cost reductions in its components costs in the quarter ended March 30, 1996. There can be no assurance that components costs will decrease further or even remain at the current level in the future.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately 10% of net sales for the quarters ended March 30, 1996 and December 30, 1995, and approximately 11% of net sales for the quarter ended April 1, 1995. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately 23% of net sales for the quarters ended March 30, 1996 and December 30, 1995, and approximately 26% for the quarter ended April 1, 1995. In the absence of unusual circumstances or events, the Company expects that selling, general and administrative spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

OTHER INCOME (EXPENSE), NET. Other expense for the quarters ended March 30, 1996 and December 30, 1995 is comprised primarily of residual expenses associated with the RasterOps product line. These expenses are expected to be completed by the end of the fourth quarter of fiscal 1996.

CURRENT NINE-MONTH PERIOD COMPARED TO PRIOR YEAR NINE-MONTH PERIOD

NET SALES. Net sales were $54.0 million for the nine-month period ended March 30, 1996, an increase of $4.0 million, or 8%, from the nine-month period ended April 1, 1995. International net sales represented 25% of net sales for the nine-month period ended March 30, 1996, compared to 26% for the nine-month period ended April 1, 1995.

The results for the nine-months ended March 30, 1996 are comprised of net sales of $53.1 million from the Truevision product line and $0.9 million from the RasterOps product line. This compares with $31.0 million of Truevision net sales and $19.0 million of RasterOps net sales in the nine-month period ended April 1, 1995. The product mix change in terms of net sales dollars was due to a shift in the Company's product focus during fiscal 1995. During the latter part of the first quarter of fiscal 1995, the Company began to separate and analyze its product lines in terms of "Truevision" and "RasterOps" products as discussed above.

The following table compares Truevision and RasterOps product line net sales for the nine-months ended March 30, 1996 and April 1, 1995:


                           Nine-Months Ended
                        -----------------------
                        March 30,      April 1,
                          1996           1995
- -------------           --------       --------
(In millions)
Product Line:

Truevision               $ 53.1         $ 31.0
RasterOps                   0.9           19.0
                         ------         ------
Total net sales          $ 54.0         $ 50.0
                         ------         ------
                         ------         ------

Sales of the Truevision product line to the retail channel during the nine-month period ended March 30, 1996 were $23.7 million, or 44% of net sales, compared to $19.7 million, or 39% for the nine-month period ended April 1, 1995. The increase in the retail business was attributable primarily to an increase in units sold of the TARGA 2000 product family.

During fiscal 1995, the Company negotiated a three-year OEM agreement with Avid which accounted for 42% of net sales for the nine-month period ended March 30, 1996, compared to 11% for the nine-month period ended April 1, 1995. In the fourth quarter of fiscal 1996, the Company's sales to Avid are expected to decrease. However, the Company believes it should be able to offset this loss of revenue through growth in its retail channel. In addition, the Company's agreement with Avid provides that Avid has the right to manufacture certain products upon payment of a royalty, rather than purchasing it from the Company. Avid has informed the Company that it intends to exercise that right in the near future. This decision will have a negative impact on the Company's net sales in future periods. However, because of royalty payments, the gross margins from sales to Avid could increase.

Net sales for the nine-month periods ended March 30, 1996 and April 1, 1995 included $1.0 million and $0.3 million, respectively, of royalties from a product license agreement and engineering services revenue from a product design and development agreement.

GROSS PROFIT. The Company had a gross profit of $20.6 million, or 38.1% of net sales during the nine-month period ended March 30, 1996, compared to a gross profit of $8.8 million, or 17.6% of net sales for the nine-month period ended April 1, 1995. In the quarter ended September 30, 1994, the Company recorded additional inventory reserves of $6.0 million (excluding the $1.9 million included in restructuring costs) to reduce inventory to its estimated net realizable values to reflect management's current plans and market expectations. The Company's gross margins have improved as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time exiting the low-margin monitor business. The Company also realized cost reductions in its components costs in the quarter ended March 30, 1996. There can be no assurance that components costs will decrease further or even remain at the current level in the future.

RESEARCH AND DEVELOPMENT EXPENSES. For the nine-month periods ended March 30, 1996 and April 1, 1995, research and development expenses were approximately 10% of net sales. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense decreased $4.0 million, or 24%, to $12.5 million for the nine-month period ended March 30, 1996, compared to $16.5 million for the nine-month period ended April 1, 1995. As a percentage of net sales, selling, general and administrative expense decreased to 23% in the nine-month period ended March 30, 1996, compared with 33% for the nine-month period ended April 1, 1995. The decrease was primarily due to increased expenses in the nine-month period ended April 1, 1995 due to: (1) increased reserves for bad debts attributable to two of the Company's foreign distributors; (2) lease terminations; and (3) legal fees. Additionally, the Company instituted ongoing efforts for reducing the Company's overhead costs after the first quarter of fiscal 1995. In the absence of unusual circumstances or events, the Company expects that selling, general and administrative spending as a percentage of net sales will remain relatively constant through the remainder of fiscal 1996.

OTHER INCOME (EXPENSE), NET. Other expense for the nine-month period ended March 30, 1996 is comprised primarily of residual expenses associated with the old RasterOps product line. These expenses are expected to be completed by the end of the fourth quarter of fiscal 1996.

RESTRUCTURING AND OTHER CHARGES RECORDED IN THE QUARTER ENDED SEPTEMBER 30, 1994

During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million. Late in the quarter ended September 30, 1994, the Company decided to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during the quarter ended December 31, 1994, adjusted the reserve downward by $1.5 million for sales of related products. The Company believes that the remaining inventory is adequately reserved. Due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing the Company's worldwide operations, including lease termination for offices located in California, Indiana, Germany, France, United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $149,000 during the remainder of fiscal 1995. The reserve for employee severance has been fully utilized. The Company has completed its restructuring activities and has no remaining restructuring reserve balance as of March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1996, the Company had cash and cash equivalents of $7.6 million, an increase of $1.3 million from the $6.3 million at December 30, 1995 and a decrease of $2.8 million from the $10.4 million at July 1, 1995. Working capital increased to $21.7 million at March 30, 1996 from the $14.2 million at July 1, 1995. During the nine-month period ended March 30, 1996, net cash used in operating activities was $6.5 million, compared to $4.1 million during the nine-month period ended April 1, 1995. The increase in cash used in operating activities was due primarily to the Company's settlement payment of $3.6 million made in August 1995 related to the stockholder class action lawsuit and an increase of accounts receivable due to increased revenues.

The Company spent approximately $0.9 million and $0.4 million for new equipment during the nine-month periods ended March 30, 1996 and April 1, 1995, respectively. Additionally, the Company acquired new equipment under capital leases totaling $0.6 million in the nine-month period ended March 30, 1996. The Company has no material commitments for the purchase of capital equipment.

Substantially all of the Company's sales are made directly to OEMs, distributors, value added resellers (VARs), authorized independent dealers and retail chains. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

The Company satisfied its cash requirements for the nine-month period ended March 30, 1996 primarily from its beginning balance of $10.4 million, funds generated from the issuance of the Company's common stock in August 1995 and proceeds from sale under employee stock purchase plan and stock options exercised, and cash generated from operations (i.e., net income plus noncash transactions affecting net income). For the nine-month period ended April 1, 1995, the Company's cash requirements were satisfied primarily from its beginning balance of $8.3 million and cash generated from operations. The Company has a bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable. As of March 30, 1996, the Company had borrowings of $2.0 million under the bank line of credit and guarantees through issuance of letters of credit to suppliers of $1.3 million.

The Company believes that its current cash and cash generated from operations together with its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations, but may not be sufficient to allow for the most efficient mode of operation or allow for unrestricted growth.

The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in additional dilution in the equity ownership of the Company's stockholders.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

SUBSTANTIAL RECENT OPERATING LOSSES

From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million, or 16%. In addition, the Company experienced significant operating losses during such periods. There can be no assurance that future net sales will not decline, or that the Company will not experience significant operating losses in the future. Since inception and as of March
30, 1996, the Company had an accumulated deficit of $26.7 million. The
Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will operate profitably.

SIGNIFICANT VOLATILITY IN OPERATING RESULTS

In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's common stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles.

The volume and timing of orders received during a quarter are difficult to forecast. The Company's retail and distribution customers generally place orders on an "as-needed" basis and, as a result, backlog at the beginning of each quarter represents only a small percentage of the product sales anticipated in that quarter for those customers. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. As a result, a shortfall in sales in any quarter in comparison to expectations may not be identifiable until the end of the quarter. In addition, in large part due to delays in receipt of component supplies, release of new products which introduce manufacturing delays, and the timing of orders received from certain customers, the Company has in the past recorded a substantial portion of its net sales in the last weeks of the quarter. Notwithstanding the difficulty in forecasting future sales, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may disproportionately impact the Company's business, financial condition and results of operations due to an inability to adjust expenses or inventory during the quarter to match the level of sales for the quarter. Excess inventory could also result in cash flow difficulties as well as expenses associated with inventory write-offs.

RISKS ASSOCIATED WITH MANUFACTURING OPERATIONS

The Company is subject to significant manufacturing risks. A significant part of the Company's RasterOps product line was monitors that were acquired fully assembled from the Company's suppliers and that had relatively high unit prices. Truevision products are primarily complex board level products, which require significantly more sophisticated manufacturing technologies and operations. Furthermore, the Company has recently introduced several new, complex board level products. The manufacture of increasingly complex products places a substantial strain on the Company's manufacturing operations, and the Company has in the past experienced delays in product shipments in connection with these factors. The Company's future operating results will depend in part on its ability to rapidly and cost-effectively ramp manufacturing of complex new and existing board products. Any delays or dislocations in this process could have a material adverse effect on the Company's business, financial condition and results of operations.

DISCONTINUANCE OF RASTEROPS GRAPHICS PRODUCTS; INCREASING DEPENDENCE ON TRUEVISION VIDEO GRAPHICS PRODUCTS

In the past, the Company derived a significant majority of its net sales from sales of the RasterOps color graphics products, including monitors for the Apple Macintosh computer platform. In the years ended June 30, 1994 and July 1, 1995, sales of the RasterOps product line accounted for $46.1 million, or 58%, of net sales and $21.0 million, or 32%, of net sales, respectively. In particular, the Company's RasterOps monitor business contributed $30.4 million and $13.7 million to the Company's net sales in fiscal 1994 and

1995, respectively. This shift in contribution resulted in part from a reduction in demand for RasterOps products due primarily to intensified competition, particularly late in the first quarter of fiscal 1995, and Apple Computer Inc.'s ("Apple") integration of graphics acceleration features into its Macintosh computers. In addition, the RasterOps monitor business was receiving increased competition with the entry of large competitors such as Apple and Sony Corporation into the market for computer monitors. As a result of the increased competition and declining profit margins for the RasterOps product line, the Company decided to eliminate several RasterOps products (including its monitor products) and to shift its focus from the RasterOps product line to the Truevision product line. The accumulated charges associated with the Company's restructuring aggregated $10.1 million in fiscal 1995 and 1994. In light of the decline in sales of the RasterOps product line, the Company's future operating results will substantially depend on sales of the Truevision product line. There can be no assurance that the Company will be successful in maintaining or increasing sales of the Truevision product line.

DEPENDENCE ON EMERGING MARKET

The market for digital desktop video authoring products is an emerging one, and the size and timing of its development are subject to substantial uncertainties and are outside the control of the Company. There can be no assurance of the rate that applications requiring development of new video content, if any, will develop or of the rate, if at all, at which digital, open-system, desktop solutions for video authoring will achieve market acceptance. Additionally, there can be no assurance that third party software application developers which are necessary to implement the Company's open systems approach will be successful in developing and bringing to market applications that will gain market acceptance. If the market for digital desktop video authoring products were to fail to develop, or were to develop more slowly that anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

RAPID TECHNOLOGICAL CHANGE; NEED FOR MARKET ACCEPTANCE OF DVR ARCHITECTURE

The personal computer and workstation industry and the related computer imaging market are characterized by intense competition, rapidly changing technology and evolving industry standards, often resulting in short product life cycles and rapid price declines. Accordingly, the Company's success is highly dependent on its ability to develop, introduce to the marketplace in a timely manner and sell complex new products. In this respect, the Company has recently introduced and plans to introduce additional new versions of its

TARGA 2000 product for the PCI bus. The Company has in the past experienced some delays in product introductions due to longer than anticipated development and the time required to obtain necessary components, as well as delays in market acceptance. If the Company were to experience similar delays in the future, with respect to its PCI bus product or otherwise, the Company's business, financial condition and results of operations could be materially adversely affected.

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

DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND SUBCONTRACTORS

Certain components used in the Company's products are currently available only from a single source, and others are available from only a limited number of sources. In particular, the Company's "hub" chips that are the basis of the most recent generation of Truevision products are available only from LSI Logic Corporation and are subject to substantial lead times, and other components (particularly certain ASICs) are also available only from single sources such as LSI Logic Corporation and Toshiba Corporation. In the past, the Company has experienced delays in the receipt of certain of its key components and discontinuations of certain components, which have resulted in delays in product deliveries. In particular, delays in receipt of certain components interfered with the Company's ability to ship certain products in the quarter ended April 1, 1995, and had a material adverse effect on the Company's results of operations for that quarter. There can be no assurance that delays in the receipt of key components and product deliveries will not recur in the future or that these vendors will continue to supply the Company. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn have a material adverse effect on the Company's business, financial condition and results of operations. In addition, shortages of raw materials or production capacity constraints at the Company's subcontractors or suppliers could negatively affect the Company's ability to meet its production obligations and result in increased prices for components. Any such reduction may result in delays in shipments of the Company's products or increase the prices of components, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

For the assembly of its products, the Company relies primarily on subcontractors who use components purchased, tested and kitted by the Company. The Company has in the past experienced interruptions in these services and delays in product deliveries, which have in certain cases has a material adverse effect on the Company's results of operations for particular periods, and there can be no assurance that such problems will not recur in the future. The process of qualifying additional subcontractors is a lengthy one, and the inability of any of the Company's subcontractors to provide the Company with these services in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations until such time as alternate sources of such services are established and the quality of such services reaches an acceptable level.

FUTURE CAPITAL NEEDS UNCERTAIN

The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations, but may not be sufficient to allow for the most efficient mode of operation or allow for unrestricted growth. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital prior to such time. In particular, it is likely that the Company will seek additional funding during the next twelve months to finance working capital. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, when required. Shortages of working capital may cause delays in the Company's ability to timely obtain adequate supplies of components or sub-contracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business and results of operations. Moreover, if additional financing was not available, the Company could be required to restrict, reduce, or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current stockholders. In this respect, the Company elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less that fair market value on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's business, financial condition and results of operations could be materially adversely affected.

The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventories. The more significant financial covenants of the current line of credit are profitability, tangible net worth and debt to tangible net worth covenants. The Company has within the last twelve months been in violation of certain of the covenants, with respect to which waivers had been obtained. Specifically, the Company was in violation of the quick ratio, tangible net worth, debt to tangible net worth and profitability covenants as well as a non financial covenant of its previous line of credit. Since the end of June 1995, the Company has not been in violation of any of its financial covenants. Although the Company is currently in compliance with the bank agreement, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

COMPETITION

The Company's markets are intensely competitive, and the Company expects this competition to continue to increase. The Company has experienced continued competitive pricing pressures on its product lines, and the Company expects that these pricing pressures will continue. To the extent that competitive pressures require price reductions more rapidly than the Company is able to cut its costs, the Company's gross margins and results of operations will be adversely affected. Many of the Company's competitors are well established, have substantial name recognition and have greater financial, technological, production and sales and marketing resources than the Company. In addition to products currently in production by such competitors, the Company expects that additional competitive products will be developed and that new companies will enter its market, both of which will continue to increase competition. There can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, distribution and general economic conditions or by a downturn in the demand for personal computers or workstations. There can be no assurance that the Company will be able to compete successfully with respect to these or other factors, and the Company's results of operations may fluctuate from quarter to quarter due to these and other factors.

DEPENDENCE ON KEY PERSONNEL; RECENT MANAGEMENT CHANGES

The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular, the Company's Chief Executive Officer was hired in October 1994, and since that date, the Company has hired several new executive officers. The loss of any one of these officers or employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

SHORT PRODUCT LIFE CYCLES

The market in which the Company operates is increasingly being characterized by frequent new product introductions, which results in short product life cycles. The Company must continually monitor industry trends and make difficult choices in selecting new technologies and features to incorporate into its products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products on a timely basis within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly subsequent cycles. Moreover, because of the possibility of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand.

As is customary for high technology companies, sales of individual products can often be characterized by steep declines in sales, pricing and margins toward the end of the respective product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products and to phase out their manufacture in a controlled manner. Nevertheless, the Company has in the past experienced and could in the future experience unexpected reductions in sales of older generation products as customers anticipate new products. These reductions have resulted in and could in the future give rise to additional charges for obsolete or excess inventory, returns of older generation products by distributors, or substantial price protection charges. For example, to the extent that the Company is unsuccessful in managing product transitions, its business and operating results could be materially adversely affected.

DEPENDENCE ON AVID AND OTHER KEY CUSTOMERS

During the fiscal 1996 quarters ended March 30, 1996, December 30, 1995 and September 30, 1995, Avid accounted for 41%, 42% and 42%, respectively, of the Company's net sales. During the quarter and fiscal year ended July 1, 1995, Avid accounted for 29% and 16%, respectively, of the Company's net sales. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to Avid and other key customers, and this dependence on these key customers as a group could increase in the future. In addition, Avid or other key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from Avid or other customers could have a material adverse effect on the Company's business and results of operations. In any event, the agreement with Avid will expire by its terms in calendar 1997. In addition, the Company's agreement with Avid provides that Avid has the right to manufacture products upon payment of a royalty, rather than purchasing it from the Company. Avid has informed the Company that it intends to exercise that right in the near future. This decision will have a negative impact on the Company's net sales in future periods. However, because of royalty payments, the gross margins from sales to Avid could increase.

RELATIONSHIP WITH SYSTEM SOFTWARE VENDORS

The success of the Company's open systems, desktop strategy is substantially dependent on its ability to maintain product compatibility and informal relationships with system software vendors such as Microsoft and Apple. If the Company's relationship with either Microsoft or Apple were to deteriorate, its business and results operations could be materially adversely affected.

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

INTEGRATION OF PRODUCT FUNCTIONALITY BY MOTHERBOARD MANUFACTURERS

In general, the Company's products are individual add-in subsystems which function with computer systems to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips which are then incorporated onto motherboards. The Company has experienced such integration and incorporation with respect to its Truevision branded products and expects that it will continue to occur with respect to the functionality provided by the Company's products. The Company's success will remain dependent, in part, on its ability to continue to develop products which incorporate new and rapidly evolving technologies that computer makers have not yet fully incorporated into motherboards.

INTERNATIONAL OPERATIONS

For the fiscal years ended June 30, 1994 and July 1, 1995 and the nine-month period ended March 30, 1996, international sales represented 31%, 30% and 25%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant portion of total net sales. Although the Company's sales are denominated in dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

VOLATILITY OF STOCK PRICES

The market price of the Company's Common Stock has been volatile and trading volumes at times have been relatively low. Factors such as variations in the Company's net sales, operating results and cash flows and announcements technological innovations or price reductions by the Company, its competitors, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations and general economic conditions may adversely affect the market price of the Company's Common Stock.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) Information related to an action in which the Company was involved is provided in Note 6 to the consolidated interim financial statements included in this quarterly report, and such information is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. On April 24, 1996, the Company filed a Report on Form 8-K for the Product Design and Development Agreement dated March 28, 1996 between the Company and Matsushita Electric Industrial Co. Ltd./Video Systems Division.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 8, 1996                  by: /s/ R. John Curson
                                       --------------------------------------
                                           R. John Curson

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