Form 10-K
period 1996-06-29
TRUEVISION INC /CA
filed 1996-09-23
CIK 833619

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 1996         Commission file number 000-18404

                            ------------------------

                                TRUEVISION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 77-0161747
        (State of Incorporation)            (I.R.S. Employer Identification No.)
    2500 WALSH AVENUE, SANTA CLARA,                        95051
               CALIFORNIA
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (408) 562-4200

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    Aggregate market value of the Common Stock held by non-affiliates of the Registrant based on the closing price of such stock on September 6, 1996:
49,579,990

    Number of shares of Common Stock outstanding as of September 6, 1996:
12,675,740

                            ------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    The following document is incorporated by reference in those Parts of this Annual Report on Form 10-K, as are set forth below, but only to the extent specifically stated in such Parts hereof:

(1) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 24, 1996, referred to herein as the "Proxy Statement," are incorporated as provided above in Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                     PART I

    This Annual Report on Form 10-K contains forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described herein, depending on such factors as are described herein, including without limitation those described under "Certain Factors That May Affect The Company's Future Results Of Operations" and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

    Truevision, Inc. ("Truevision" or the "Company") designs, develops, manufactures and markets professional quality digital video products for Apple- and IBM-compatible personal computers.

BACKGROUND

    The digital video industry is a large and diverse market encompassing such broad applications as the production of commercials for broadcast on television, post production of other broadcast video content, animation, corporate videos, film, medical imaging and many other applications where video needs to be manipulated and/or edited prior to its final use. Developments over the past several years have enabled personal computer users in the broadcast, video production, animation, film, medical and industrial video industries to create, develop, view and use applications employing a combination of data formats, including full motion video, digital audio, still photographs, animation, graphics and text. In the past, these types of applications were primarily confined to expensive analog equipment that were not economical for many applications.

STRATEGY

    Until recently, digital video production systems have been significantly slower than analog video production systems, and the picture quality has been inadequate for many high-end applications. Those digital video production systems that have been of sufficient speed and quality have been offered by closed system providers that offer customers a complete turnkey system that is not easily extensible with third-party hardware and software. The Company believes that recent improvements in digital video technology is permitting the introduction of open system products with increased speed and higher picture quality. Open system solutions are based upon different portions of the complete system being provided by different vendors. Dealers and sophisticated customers can integrate various pieces of hardware and software to create a complete system at a fraction of the cost of those provided by closed system vendors. The migration from closed turnkey systems to open system configurations is similar in nature to what occurred in the desktop publishing market in the 1980's. This migration led to a rapid expansion of that market, as the reduced cost of hardware and software allowed more users to enter the market for such products. As the speed and quality of industry standard open system building blocks in the form of hardware and software for the processing, storage and manipulation of digital video continue to improve, the Company believes that there is an emerging market opportunity to transition users of analog video production systems to digital video systems. Truevision's strategy is to work closely with third-party software and storage vendors and to take advantage of this emerging opportunity through the Company's array of open system digital video products to deliver a wide range of products at various price points to meet the needs of video editing professionals and consumers.

    Due primarily to the pressures that are inherent in the open systems approach, Truevision anticipates that personal computer users will continue to demand increasing performance and features from their computer peripherals at decreasing costs. Truevision also expects that the trend to make computers smaller in size will continue, which will require peripherals to become smaller. Through its in-house circuit design capabilities, Truevision continues to emphasize the development of new proprietary high-performance VLSI chips, which reduce on-board space and power requirements, lower manufacturing costs and create product differentiation.

    Truevision products are driven primarily by Truevision's proprietary software, portions of which reside as firmware on its circuit boards and portions of which are provided on floppy disks. Truevision's strategy is to continue extensive software development to provide greater functionality, to facilitate development of application software and to expand the number of computer platforms with which its products can be integrated.

    Truevision will continue to work closely with other industry leaders to improve their product offerings to end-user customers. The Company's primary original equipment manufacturers ("OEMs"), such as Acuson Corporation, Avid Technology, Inc. ("Avid"), Cognex, Datacard Corporation, Digital Graphix Inc., Matsushita Electric Industrial Co. Ltd. -- Video Systems Division ("Matsushita"), Microtime, Inc., Montage Group Ltd., NeTpower Inc., Scitex Digital Video, Inc. ("Scitex") and Sony Corporation ("Sony"), continue to incorporate the Company's multimedia and video technology into some of their products.

PRODUCTS

    Truevision's products are primarily add-in boards for Apple- and IBM-compatible personal computers that convert analog video input into digital format and capture it for subsequent processing by the Company's products. The products then permit users to edit and manipulate the digital video, combine it with graphics, animation and other information, and ultimately display the resulting output. The products are used principally by video professionals to replace or supplement traditional analog video editing systems.

    The major Truevision products and product lines consist of the following:

          PRODUCT FAMILY                                 PRODUCT DESCRIPTION                         MARKET SEGMENT SERVED
        ------------------           ------------------------------------------------------------  -------------------------
TARGA-Registered Trademark-2000      An integrated digital production engine designed to meet the  On-air broadcast
TARGA-Registered Trademark-1000      needs of the digital video production industry by providing   Post-production video
                                     professional quality capture, playback and non-linear         Desktop post-production
                                     editing capabilities with JPEG compression and CD quality     Desktop video production
                                     stereo audio. The TARGA 2000 and TARGA 1000 capture and play  Animation back full-motion, full resolution digital video (including composite, S-Video and component formats) on various
                                     computer bus standards (including PCI, NuBus and EISA). The
                                     RTX version of the TARGA 2000 provides hardware assistance for the rendering of effects in edited video to allow for
                                     real time application of digital video edits and
                                     transitions.
BRAVADO-Registered Trademark-        A low cost, PCI bus, video capture and compression board      Event videographer
                                     designed to meet the needs of professionals and consumers     Internet video
                                     with limited budgets to capture and edit audio (using a       Off line video production
                                     third party audio card) and video at S-Video quality on
                                     Apple-and IBM-compatible personal computers.
TARGA-Registered Trademark-+         An industry standard video capture and playback board that    On-air broadcast
                                     provides professional quality video capabilities for          Industrial imaging
                                     personal computers. The TARGA+ offers the ability to combine  Video/graphics overlay live video input, graphics and text and to output the result  Video image capture
                                     with broadcast quality.                                       Animation
VISTA                                A programmable, 32-bit/pixel video graphics board for Apple-  On-air broadcast
  ATVista-Registered Trademark-      and IBM- compatible personal computers that can integrate     Post-production video
  NuVista-Registered Trademark-      video with computer graphics or the output of graphics with   Animation
                                     videotape.                                                    Presentation CAD
                                                                                                   Industrial imaging

In addition to these products, Truevision manufactures and sells a number of specially designed OEM products for individual applications.

    The most recent additions to the Truevision product line, the TARGA 2000 and TARGA 1000 families, are based on the Company's proprietary DVR-TM-architecture. The DVR architecture consists of a chipset that provides for (i) analog video input in various video formats, (ii) an analog to digital converter to render the video in digitized form, (iii) digital video compression, (iv) on-board memory to speed processing of the video, and (v) a proprietary central hub to control the entire process and to provide for processing of various operations upon multiple digital video streams. The architecture is modular, to permit the Company more easily to incorporate advances in technologies as they occur, and to permit end users to upgrade their systems more economically and easily. In this respect, the Company has recently developed and continues to develop versions of its TARGA 2000 board for the PCI bus, that enhances processing speed and quality of video output.

MARKETING AND SALES

    Truevision's products are sold to end users through regional, national, and international distributors, OEMs, mail order and other authorized resellers, and value added resellers ("VARs"). Selling prices are generally based on a discount from the Company's published suggested retail price list and can include from time to time sales performance incentive funds, and dealer and end user rebates. Truevision grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Sales returns are reserved for at the time of sale based on historical sales returns. In addition, in the normal course of business, Truevision also will have warranty returns for product failure. Truevision provides warranties for its products for periods of 90 days to one year. Warranty returns are reserved for at the time of sale based on historical warranty returns, which have not been significant since Truevision's inception. There can be no assurance that the Company will not experience significant warranty returns in the future, or that such reserves will be adequate.

    Substantially all of Truevision's domestic sales are indirect and not made directly to the entity that will use the product. The field sales force, consisting of Company sales office personnel and manufacturers' representative firms, is responsible for selling Truevision's products to resellers, distributors and chains, and provides marketing training and technical support.

    Truevision generates substantially all of its international sales through a network of distributors, OEMs and VARs located in Europe, the Pacific Rim and South America, as well as in other areas of the world. Total international net sales represented approximately 25.2%, 29.6% and 30.7% of net sales for fiscal 1996, 1995 and 1994, respectively.

    Truevision operates on an international basis with virtually all transactions denominated in U.S. dollars. International operations are subject to risks common to export activities, including governmental regulations and trade barriers. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- International Operations." Truevision's international sales relate to the sale of commodities that are not required to be licensed by the Office of Export Administration of the U.S. Department of Commerce, although there can be no assurance that the Company will not be required to obtain export licenses in the future.

    In fiscal 1996 one customer accounted for 35.9% of the Company's net sales. No other customers accounted for more than 10% of the Company's net sales.

    Truevision's customers (other than OEM customers) generally do not place scheduled orders in advance and, as a result, backlog at the beginning of a quarter generally represents only a small percentage of product sales anticipated in that quarter. Quarterly revenues and operating results therefore depend on the volume and timing of bookings received during the quarter, which are difficult to forecast. Truevision's results of operations may fluctuate from quarter to quarter due to changes in backlog and to other factors such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Significant Volatility in Operating Results."

MANUFACTURING

    Truevision's manufacturing operations consist primarily of component sourcing and testing, kitting, quality assurance, final testing and packaging (with board assembly and initial testing accomplished by an outside contract manufacturer). In addition, Truevision has some products manufactured by a contract manufacturer on a turnkey basis where the contractor is responsible for the majority of the material sourcing, manufacturing, test and packout, and only finished goods in final packaging ready for shipment are received by Truevision. Substantially all of Truevision's parts are procured from outside suppliers. For the assembly of its products, Truevision relies primarily on one turnkey manufacturer and two subcontractors who use components purchased, tested and kitted by Truevision. Truevision has developed a comprehensive quality assurance program with its subcontractors, and each product undergoes thorough quality inspection and testing at the final assembly stage.

    The vast majority of the components used in Truevision's products are available from multiple sources. However, as is common in the electronics industry, Truevision has in the past paid premium prices to obtain certain of these multiple source components that were in short supply, and there can be no assurance that shortages will not occur in the future. Such shortages may significantly increase the cost, or delay the shipment, of Truevision's products. Some components used in Truevision's products are available only from sole suppliers, such as certain ASICs that are available only from LSI Logic Corporation ("LSI"), Zoran Corporation, Applied Micro Circuits Corporation and Toshiba America Electronic Components, Inc. ("Toshiba"), among others. Truevision expects these vendors to continue to supply its requirements for these items. At the present time world demand for these types of components and various memory chips continues to grow at a pace that varies greatly and is hard to predict, which at times creates supplier capacity shortages. This and other factors can cause lead times to be lengthened, making it more difficult for Truevision to meet changes in customer demand or engineering specifications in a timely manner. Truevision purchases these components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its suppliers. There can be no assurance that shortfalls will not occur. An extended supply interruption for any of the components currently obtained from a single source could have an adverse impact on Truevision's business, financial condition and results of operations. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Sole and Limited Source Suppliers and Subcontractors."

TECHNOLOGY AND PRODUCT DEVELOPMENT

    In order to maintain its competitive position in existing and emerging markets, Truevision believes that it must continue to introduce products that offer high price-performance solutions to its customers. Truevision has traditionally supported both the Apple- and IBM-compatible personal computer marketplaces with digital video products. This is expected to continue to be the case in the coming year and is facilitated by the almost universal adoption of the PCI expansion bus by both Apple- and IBM-compatible personal computer vendors. Although many of the hardware differences between the two platforms are disappearing, there are still important software differences, and Truevision expects to continue to maintain qualified software engineering staffs for both Apple- and IBM-compatible personal computer systems.

    Truevision continues its focus on the development of hardware and software solutions for users who wish to integrate real-time video, stereo sound and photo realistic color with their applications. Products like the TARGA 2000 line of professional-quality multimedia/desktop video editing products have been instrumental in the continual transformation of personal computers into high-performance multimedia and video production workstations.

    In-house proprietary ASICs continue to be the cornerstone of Truevision efforts to develop state-of-the-art imaging solutions. Many of these ASICs serve as building blocks for multiple products, thereby reducing design time and enhancing Truevision's ability to develop products faster.

    As part of its technology development efforts, Truevision has formed several OEM partnerships and software development partnerships with industry leaders in the video production marketplace. Truevision has entered into a funded development program with Matsushita to develop a version of the TARGA 2000 that incorporates a compression chipset based on the emerging industry standard DV and DVC Pro compression standard. In addition, as a part of its open systems strategy, Truevision has developed relationships with software vendors such Adobe Systems Incorporated, Avid, D Vision Systems, Inc., in:sync corporation, Kinetix (the multimedia business unit of Autodesk, Inc.), Macromedia, Inc., Scitex, Microsoft Corporation (SoftImage) and others to provide end users with a vast array of digital video editing and animation software applications to enhance users' productivity.

    Truevision believes that the competitive nature of the computer industry, along with the rapid pace of technological change, requires that it continue to introduce innovative products on a timely basis. Truevision's product development efforts focus on expanding its digital video expertise, maximizing product cost efficiencies and broadening its product mix to address the needs of emerging markets.

    Expenditures for research and development in fiscal 1996, 1995 and 1994 were approximately $7.2 million, $6.8 million and $7.8 million, respectively. Truevision did not capitalize any software development costs as no significant costs during those periods were incurred after technology feasibility was established.

    At June 29, 1996, Truevision employed 43 people in research and development.

COMPETITION

    The markets for Truevision products are extremely competitive, and Truevision expects the competition to continue to increase. Data Translation Inc., Radius Inc., VideoLogic Inc., Matrox Inc., Miro Computer Products, Digital Processing Systems, Inc. and Fast Electronics GmbH are its principal competitors.

    Many of Truevision's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Truevision, and may produce additional products competitive with those of Truevision. There can be no assurance that Truevision could compete effectively with such products. Truevision believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by Truevision and its competitors, product performance and price, distribution and customer support. There can be no assurance that Truevision will be able to compete successfully with respect to these factors. Moreover, to the extent that competitive pressures require price reductions more rapidly than Truevision is able to cut its costs, profitability may be adversely affected. Truevision expects gross margins to continue to be affected by price pressures in fiscal 1997. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Competition."

PATENTS AND TRADEMARKS

    On July 20, 1993, Truevision was granted U.S. patent No. 5,229,852 for "Real Time Video Converter Providing Special Effects." This technology is used in Truevision video-in-a-window products and incorporates such special effects as scaling and clipping. On February 22, 1994, Truevision was granted U.S. patent No. 5,289,565 for "Method and Apparatus for CYMK-RGB RAMDAC" and on June 28, 1994, Truevision was granted U.S. patent No. 5,325,195 for "Video Normalizer for a Display Monitor." On July 5, 1994, Truevision was granted U.S. patent No. 5,327,243 for "Real Time Video Converter." In addition, Truevision also has two patent applications pending in the United States and fourteen patent applications, some of which are based on the same parent application, pending in various foreign jurisdictions including several European countries, the European Economic Community, Canada and Japan.

    Truevision attempts to protect its trade secrets and other intellectual property through agreements with customers and suppliers, proprietary information agreements with employees and consultants, and other security measures. While Truevision's ability to compete may be affected by its ability to protect its intellectual property, Truevision believes that, because of the rapid pace of technological change in the industry, its technical expertise and ability to innovate on a timely basis will be important in maintaining its competitive position in addition to rigorously protecting its intellectual property. Although Truevision continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Uncertainty Regarding Proprietary Rights."

EMPLOYEES

    At June 29, 1996, Truevision had 180 employees, of whom 43 were engaged in research and development, 55 in manufacturing, and 82 in sales, general and administration. Truevision's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel, who are in great demand. Truevision's employees are not represented by any collective bargaining organization, and Truevision has never experienced a work stoppage. Truevision believes that its employee relations are good. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations -- Dependence on Key Personnel."

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

    SUBSTANTIAL RECENT OPERATING LOSSES. From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million or 16%. In addition, the Company experienced significant operating losses during such periods. There can be no assurance that net sales will not decline in the future, or that the Company will not experience significant operating losses in the future. Since inception and as of June 29, 1996, the Company had an accumulated deficit of $25.4 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will operate profitably.

    SIGNIFICANT VOLATILITY IN OPERATING RESULTS. In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles.

    The volume and timing of orders received during a quarter are difficult to forecast. Truevision's customers (other than OEM customers) generally do not place scheduled orders in advance and, as a result, backlog at the beginning of each quarter represents only a small percentage of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter, which are difficult to forecast. As a result, a shortfall in sales in any quarter in comparison to expectations may not be identifiable until the end of the quarter. In addition, in large part due to delays in receipt of component supplies, release of new products which introduce manufacturing delays, and the timing of orders received from certain customers, the Company has in the past recorded a substantial portion of its net sales in the last weeks of the quarter. Notwithstanding the difficulty in forecasting future sales, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may disproportionately impact the Company's business, financial condition and results of operations due to an inability to adjust expenses or inventory during the quarter to match the level of sales for the quarter. Excess inventory could also result in cash flow difficulties as well as expenses associated with inventory write-offs.

    DEPENDENCE ON AVID AND OTHER KEY CUSTOMERS. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to Avid and other key customers. In addition, these key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 1996 and 1995, Avid accounted for 35.9% and 15.7%, respectively, of the Company's net sales. Also, the Company's agreement with Avid provides that Avid has the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid will be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid. Because Avid and the Company negotiated a fully paid license for Avid to manufacture the current products used by Avid, which are not the Company's most advanced product offering, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. This will have a negative impact on the Company's net sales in future periods.

    DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND SUBCONTRACTORS. Certain components used in the Company's products are currently available only from a single source, and others are available from only a limited number of sources. In particular, the Company's "hub" chips that are the basis of the most recent generation of Truevision products are available only from LSI and are subject to substantial lead times, and other components (particularly certain ASICs) are also available only from single sources such as LSI and Toshiba. In the past, the Company has experienced delays in the receipt of certain of its key components and discontinuations of certain components, which have resulted in delays in product deliveries. In particular, delays in receipt of certain components interfered with the Company's ability to ship certain products in the quarter ended April 1, 1995, and had a material adverse effect on the Company's results of operations for that quarter. There can be no assurance that delays in the receipt of key components and product deliveries will not recur in the future or that these vendors will continue to supply the Company. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn have a material adverse effect on the Company's business, financial condition and results of operations. In addition, shortages of raw materials or production capacity constraints at the Company's subcontractors or suppliers could negatively affect the Company's ability to meet its production obligations and result in increased prices for components. Any such reduction may result in delays in shipments of the Company's products or increase the prices of components, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    For the assembly of its products, the Company relies primarily on subcontractors who use components purchased, tested and kitted by the Company, in addition to one contract manufacturer who purchases components, manufactures products, conducts all testing and delivers fully packaged finished products. The Company has in the past experienced interruptions in these services and delays in product deliveries, which have in certain cases had a material adverse effect on the Company's results of operations for particular periods, and there can be no assurance that such problems will not recur in the future. The process of qualifying additional subcontractors is a lengthy one, and the inability of any of the Company's subcontractors to provide the Company with these services in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations until such time as alternate sources of such services are established and the quality of such services reaches an acceptable level.

    RISKS ASSOCIATED WITH MANUFACTURING OPERATIONS. Truevision products are primarily complex, board-level products, which require sophisticated manufacturing technologies and operations. Furthermore, the Company has recently introduced several new, complex, board-level products. The manufacture of increasingly complex products places a substantial strain on the Company's contract manufacturing operations, and the Company has in the past experienced delays in product shipments in connection with these factors. The Company's future operating results will depend in part on its ability to rapidly and cost-effectively ramp manufacturing of complex new and existing board products. Any delays or dislocations in this process could have a material adverse effect on the Company's business, financial condition and results of operations.

    DISCONTINUANCE OF RASTEROPS GRAPHICS PRODUCTS; INCREASING DEPENDENCE ON TRUEVISION VIDEO PRODUCTS. In the past, the Company derived a significant portion of its net sales from sales of the RasterOps color graphics products, including monitors for the Apple Macintosh computer platform. For fiscal 1994, 1995 and 1996, sales of the RasterOps product line accounted for $46.1 million (or 58.2%), $21.0 million (or 31.7%), and $0.9 million (or 1.2%), respectively, of the Company's net sales. In particular, sales of the Company's RasterOps monitor products contributed $30.4 million, $13.7 million and $0.0 million to the Company's net sales in fiscal 1994, 1995 and 1996, respectively. This shift in contribution resulted in part from a reduction in demand for RasterOps products due primarily to intensified competition, particularly late in the first quarter of fiscal 1995, and Apple Computer Inc.'s ("Apple") integration of graphics acceleration features into its Macintosh computers. In addition, the RasterOps monitor business was receiving increased competition with the entry of large competitors such as Apple and Sony into the market for computer monitors. As a result of the increased competition and declining profit margins for the RasterOps product line, the Company decided to eliminate all RasterOps products (including its monitor products) and to shift its focus from the RasterOps product line to the Truevision product line. The accumulated charges associated with the Company's restructuring aggregated $10.1 million in fiscal 1995 and 1994. In light of the decline in sales of the RasterOps product line, the Company's future operating results will substantially depend on sales of the Truevision product line. There can be no assurance that the Company will be successful in maintaining or increasing sales of the Truevision product line.

    DEPENDENCE ON EMERGING MARKET. The market for digital desktop video authoring products is an emerging one, and the size and timing of its development are subject to substantial uncertainties and are outside the control of the Company. There can be no assurance of the rate that applications requiring development of new video content, if any, will develop or of the rate, if at all, at which digital, open system, desktop solutions for video authoring will achieve market acceptance. Additionally, there can be no assurance that third-party software application developers, which are necessary to implement the Company's open systems approach, will be successful in developing and bringing to market applications that will gain market acceptance. If the market for digital desktop video authoring products were to fail to develop, or were to develop more slowly than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

    RAPID TECHNOLOGICAL CHANGE; NEED FOR MARKET ACCEPTANCE OF DVR ARCHITECTURE. The personal computer and workstation industry and the related computer imaging market are characterized by intense competition, rapidly changing technology and evolving industry standards, often resulting in short product life cycles and rapid price declines. Accordingly, the Company's success is highly dependent on its ability to develop, introduce to the marketplace in a timely manner and sell complex new products. In this respect, the Company has recently introduced and plans to introduce additional new versions of its TARGA 2000 product for the PCI bus. The Company has in the past experienced some delays in product introductions due to longer than anticipated development time and time required to obtain necessary components, as well as delays in market acceptance. If the Company were to experience similar delays in the future, with respect to its PCI bus product or otherwise, the Company's business, financial condition and results of operations could be materially adversely affected.

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

    FUTURE CAPITAL NEEDS UNCERTAIN. The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations, but may not be sufficient to allow for unrestricted growth. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital prior to such time. In particular, it is likely that the Company will seek additional funding during the next twelve months to finance working capital. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, when required. Shortages of working capital may cause delays in the Company's ability to timely obtain adequate supplies of components or subcontracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional financing was not available, the Company could be required to restrict, reduce, or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current stockholders. In this respect, the Company elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less than fair market value on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventories. The more significant financial covenants of the current line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. The Company has in the past been in violation of certain of the covenants, with respect to which waivers had been obtained. Since the end of June 1995, the Company has not been in violation of any of its financial covenants. Although the Company is currently in compliance with the bank agreement, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

    COMPETITION. The Company's markets are intensely competitive, and the Company expects this competition to continue to increase. The Company has experienced continued competitive pricing pressures on its product lines, and the Company expects that these pricing pressures will continue. To the extent that competitive pressures require price reductions more rapidly than the Company is able to cut its costs, the Company's gross margins and results of operations will be adversely affected. Many of the Company's competitors are well established, have substantial name recognition and have greater financial, technological, production and sales and marketing resources than the Company. In addition to products currently in production by such competitors, the

Company expects that additional competitive products will be developed and that new companies will enter its market, both of which will continue to increase competition. There can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The Company believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by the Company and its competitors, product performance and price, distribution and general economic conditions or by a downturn in the demand for personal computers or workstations. There can be no assurance that the Company will be able to compete successfully with respect to these or other factors, and the Company's results of operations may fluctuate from quarter to quarter due to these and other factors.

    DEPENDENCE ON KEY PERSONNEL. The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees. The loss of any one of these officers or employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

    SHORT PRODUCT LIFE CYCLES. The market in which the Company operates is increasingly characterized by frequent new product introductions, which results in short product life cycles. The Company must continually monitor industry trends and make difficult choices in selecting new technologies and features to incorporate into its products. Each new product cycle presents new opportunities for current or prospective competitors of the Company to gain market share. If the Company does not successfully introduce new products on a timely basis within a given product cycle, the Company's sales will be adversely affected for that cycle and possibly subsequent cycles. Moreover, because of the possibility of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production in response to unexpected demand.

    As is customary for high technology companies, sales of individual products can often be characterized by steep declines in sales, pricing and margins toward the end of the respective product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products and to phase out their manufacture in a controlled manner. Nevertheless, the Company has in the past experienced and could in the future experience unexpected reductions in sales of older generation products as customers anticipate new products. These reductions have resulted in and could in the future give rise to additional charges for obsolete or excess inventory, returns of older generation products by distributors, or substantial price protection charges. For example, to the extent that the Company is unsuccessful in managing product transitions, its business, financial condition and operating results could be materially adversely affected.

    DEPENDENCE ON SOFTWARE DEVELOPERS. The Company's open system strategy places greater reliance by the Company on the development efforts of software developers such as Adobe, Avid, D Vision, in:sync, Kinetix (Autodesk), Macromedia, Scitex, SoftImage (Microsoft) and others. Other than its ability to provide development assistance and marketing and other support, the Company has little or no control of the time of introduction of these developers software applications or their feature sets. To enable the Company to compete successfully with providers of complete systems such as Avid, Data Translation and Scitex, among others, it is imperative that independent software applications of sufficient quality are available at a competitive price, both of which are out of the Company's ability to control. The Company believes that market pressures will force application vendors to offer ever increasing feature sets and performance at ever decreasing prices; however there can be no assurance that this would ever happen or that it would happen in a timely enough manner to avoid having an material adverse impact on the Company's net sales and results of operations.

    RELATIONSHIP WITH SYSTEM SOFTWARE VENDORS. The success of the Company's open systems, desktop strategy is substantially dependent on its ability to maintain product compatibility and informal relationships with system software vendors such as Apple and Microsoft. If the Company's relationship with either Apple or Microsoft were to deteriorate, its business and results of operations could be materially adversely affected.

    UNCERTAINTY REGARDING PROPRIETARY RIGHTS. The Company attempts to protect its intellectual property rights through patents, trademarks, trade secrets and a variety of other measures. There can be no assurance, however, that such measures will provide adequate protection for the Company's intellectual property, that the Company's trade secrets or proprietary technology will not otherwise become known or become independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, that any rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claim sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products, duplicate the Company's products or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

    INTEGRATION OF PRODUCT FUNCTIONALITY BY MOTHERBOARD MANUFACTURERS. In general, the Company's products are individual add-in subsystems that function with computer systems to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips which are then incorporated onto motherboards. The Company has experienced such integration and incorporation with respect to its RasterOps branded products and expects that integration and incorporation will continue to occur with respect to the functionality provided by the Truevision products. The Company's success will remain dependent, in part, on its ability to continue to develop products which incorporate new and rapidly evolving technologies that computer makers have not yet fully incorporated into motherboards.

    INTERNATIONAL OPERATIONS. For fiscal 1996, 1995 and 1994, international sales represented 25.2%, 29.6% and 30.7%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant portion of net sales. Although the Company's sales are denominated in dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    VOLATILITY OF STOCK PRICES. The market price of the Company's Common Stock has been volatile and trading volumes at times have been relatively low. Factors such as variations in the Company's net sales, operating results and cash flows, and announcements of technological innovations or price reductions by the Company, its competitors, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that particularly have affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. Such broad market fluctuations and general economic conditions may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTY

    Truevision's principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and consist of approximately 60,000 and 30,000 square feet, respectively, of office space leased pursuant to agreements that expire in 2001 and 1998, respectively. This space is used for product development, manufacturing, sales, marketing and administration. Truevision leases sales offices outside the United States in France and the United Kingdom. Truevision believes its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or alternative space will be available as needed on commercially reasonably terms.

ITEM 3.  LEGAL PROCEEDINGS

    In June 1992, two virtually identical class action lawsuits were filed against the Company and certain of its current and former officers and directors alleging violations of the federal securities laws, which on August 26, 1992 were consolidated into one complaint. In February 1993, plaintiffs filed a derivative complaint purporting to assert claims on behalf of the Company against the individual defendants for breach of fiduciary duty and violation of California Corporations Code 25502.5. The original complaints alleged, among other things, that the Company and the individual defendants artificially inflated the price of Truevision Common Stock by making misrepresentations and omissions of material facts in various public statements issued during the alleged class period, beginning October 18, 1990 and ending October 2, 1991, and that certain officers and directors sold shares of Truevision Common Stock during the alleged class period while in possession of material non-public information. The complaints sought unspecified compensatory damages and costs and attorneys' fees on behalf of purchasers of the Company's Common Stock during the alleged class period. The cause of action for violation of Corporations Code
Section 25502.5 has been dismissed without prejudice by plaintiffs and defendants have filed answers to the remainder of the derivative complaint. In June 1994, plaintiffs filed a third consolidated class action complaint alleging violations of section 10(b) and 20(a) of the Securities and Exchange Act of 1934. On October 28, 1994, motions to dismiss the third amended complaint were granted in part and denied in part, and defendants have filed answers to the third amended complaint. The parties agreed to continue the trial date until October 16, 1995. The court entered an order to that effect. In March 1995, the parties entered into a memorandum of understanding regarding settlement of both actions which called for payments totaling $6.6 million, including legal costs, which was paid in early August 1995. On August 28, 1995, the federal court approved the settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of fiscal 1996 to a vote of the Company's security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company are as follows:

         NAME               AGE                      CURRENT TITLE AND POSITION
- ----------------------      ---      ----------------------------------------------------------
Louis J. Doctor                 38   President and Chief Executive Officer
R. John Curson                  53   Senior Vice President, Chief Financial Officer and
                                      Secretary
Carl C. Calabria                37   Senior Vice President, Engineering
Robert J. O'Brien               46   Senior Vice President, Worldwide Sales
William M. Carter               47   Vice President, Operations
Harvey A. Chesler               38   Vice President and Corporate Controller
Rondal J. Moore                 38   Vice President and General Counsel

    All executive officers serve at the pleasure of the Board of Directors. There are no family relationships among the directors or executive officers of the Company.

    Mr. Louis J. Doctor has been President and Chief Executive Officer since he joined the Company in October 1994. Prior to joining the Company and since May 1994 he was President of the Arbor Group, which offered corporate clients a full range of strategic services in the technology arena. He also held positions of Executive Vice President and Vice President of Business Development at SuperMac Technology, Inc. from June 1991 to April 1994. In March 1981, Mr. Doctor co-founded Raster Technologies, an industry pioneer in high-end graphics and imaging systems, and served as its President until January 1989. Mr. Doctor was an independent consultant from January 1989 to June 1991.

    Mr. R. John Curson has been Senior Vice President, Chief Financial Officer and Secretary since he joined the Company in November 1993. Prior to joining the Company he served as Chief Financial Officer at LH Research, Inc. from December 1992 to December 1993. Additionally, Mr. Curson has held positions such as Chief Financial Officer for Martec Corporation and Chief Financial Officer for Dysan International. He also held Vice President of Finance positions at Xidex Corporation and Dataproducts Corporation.

    Mr. Carl C. Calabria has been Senior Vice President, Engineering since July 1994. From July 1990 through June 1994 he served as Executive Vice President, Engineering of Truevision, Inc., which was merged with the Company in August 1992. From September 1987 until July 1990, he served as Co-President and Director of Engineering of Truevision Inc., and from September 1987 until December 1991, he served as a Director of Truevision, Inc. In June 1984, Mr. Calabria co-founded the AT&T EPI Center and served as Senior Design Engineer until 1986 when he was appointed Manager of Research and Development.

    Mr. Robert J. O'Brien has been Senior Vice President, Sales since joining the Company in December 1994. Prior to joining the Company he was Senior Vice President, Sales and Marketing for ULSI Systems, Inc. from January 1992 to December 1994.

Additionally, Mr. O'Brien was Vice President of Sales and Marketing for InfoChip Systems, Inc. from January 1990 to January 1992 and Vice President/General Manager for Western Digital Corporation from 1985 to 1990. He also held National Sales Manager positions for Tecmar Corporation, SoftSmith and The GAP Stores.

    Mr. William M. Carter has been Vice President, Operations since joining the Company in April 1995. Prior to joining the Company he founded Photon Machines, a designer of Video/Graphics computer chips and systems, in June 1991 and served as Photon's President and Chief Executive Officer from June 1991 to December 1993. Prior to founding Photon, Mr. Carter was a co-founder of Radius Inc., a manufacturer of large screen monitors and graphics peripherals for Apple- and IBM-compatible personal computers. Mr. Carter served as Vice President of Operations from July 1986 to January 1990 and also as Corporate Secretary and a member of the Board of Directors from September 1988 to January 1990. Mr. Carter was also a member of the original Apple Macintosh development team from November 1981 to July 1983. He was the chief architect of the original MAC factory as Head of Production Engineering.

    Mr. Harvey A. Chesler has been Vice President and Corporate Controller for the Company since February 1996. Mr. Chesler had been Corporate Controller since joining the Company in July 1994. Prior to joining the Company he was Vice President of Finance for the Merchandising Division of MCA/Universal from September 1992 to July 1994. Additionally, Mr. Chesler has held Controller positions at Xidex Corporation and Peripheral Technology.

    Mr. Rondal J. Moore has been Vice President and General Counsel for the Company since May 1995. Mr. Moore had been General Counsel since joining the Company in November 1994. Prior to joining the Company, he served as Associate Counsel for Business Development, as well as in various other positions with SuperMac Technology from December 1989 through November 1994. Additionally, Mr. Moore has served as the General Manager for S & M Marketing, a transportation company, and as a Supply Officer in the United States Navy.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

COMMON STOCK MARKET PRICE:

QUARTER ENDED 1996   JUNE 29     MARCH 30     DECEMBER 30     SEPTEMBER 30
- -------------------- --------    ---------    ------------    -------------
High................ $  9 1/2    $   7 1/2    $    8 1/8      $      10
Low................. $  6 1/8    $   5        $    4 15/16    $       6


QUARTER ENDED 1995    JULY 1     MARCH 31     DECEMBER 31     SEPTEMBER 30
- -------------------- --------    ---------    ------------    -------------
High................ $  6 5/8    $   5 1/4    $    4 3/4      $       4 3/4
Low................. $  4        $   2 3/4    $    2 1/4      $       3 1/8

    The table above sets forth for the quarters indicated the high and low sales prices for the common stock as reported on the Nasdaq National Market. As of September 6, 1996, the Company had approximately 256 stockholders of record. The price for the common stock as of the close of business on September 6, 1996 was $5.

ITEM 6.  SELECTED FINANCIAL DATA

                                      JUNE 29,    JULY 1,     JUNE 30,    JUNE 30,     JUNE 30,
YEAR ENDED                              1996        1995        1994        1993         1992
- ------------------------------------  ---------  ----------  ----------  -----------  -----------
                                            (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
OPERATIONS
Net sales...........................  $  71,536  $   66,318  $   79,175  $   100,023  $   121,699
Restructuring and other costs.......         --  $    3,654  $    6,694  $     9,590           --
Litigation settlement expense.......         --  $    3,675          --           --           --
Income (loss) before income taxes...  $   3,736  $  (20,231) $  (20,865) $   (16,730) $     8,359
Net income (loss)...................  $   3,626  $  (20,231) $  (20,865) $   (12,163) $     5,157
Net income (loss) per share.........  $    0.27  $    (2.12) $    (2.20) $     (1.49) $      0.64
Average common shares and
 equivalents........................     13,535       9,565       9,466        8,189        8,115

YEAR END STATUS
Total assets........................  $  39,928  $   40,726  $   44,701  $    66,704  $    74,590
Long-term obligations...............  $     151  $       44  $      247  $       747  $     1,250
Stockholders' equity................  $  27,103  $   18,527  $   30,231  $    50,193  $    50,779
Working capital.....................  $  22,419  $   14,215  $   23,671  $    42,487  $    42,571
Current ratio.......................        2.8         1.6         2.7          3.7          2.9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto.

    RESULTS OF OPERATIONS. The following tables set forth items in the consolidated statement of operations as a percentage of net sales for each of the three fiscal years in the period ended June 29, 1996, and the year-to-year percentage change in the dollar amounts of certain items in fiscal 1996 and 1995 (in thousands, except per share and ratio data):

                                                                         JUNE 29,     JULY 1,    JUNE 30,
PERCENTAGE OF NET SALES                                                    1996        1995        1994
- ----------------------------------------------------------------------  -----------  ---------  -----------
Net sales.............................................................       100.0%      100.0%      100.0%
Cost of sales.........................................................        60.6        77.8        76.2
                                                                             -----   ---------       -----
Gross profit..........................................................        39.4        22.2        23.8
Operating expenses:
  Research and development............................................        10.1        10.3         9.9
  Selling, general and administrative.................................        23.4        31.0        31.9
  Restructuring and other costs.......................................          --         5.5         8.5
                                                                             -----   ---------       -----
Income (loss) from operations.........................................         5.9       (24.6)      (26.5)
Litigation, interest and other income (expense), net..................         0.7        (5.9)        0.1
                                                                             -----   ---------       -----
Income before provision for income taxes..............................         5.2       (30.5)      (26.4)
Provision for income taxes............................................         0.1          --          --
                                                                             -----   ---------       -----
Net income (loss).....................................................         5.1%      (30.5)%      (26.4)%
                                                                             -----   ---------       -----
                                                                             -----   ---------       -----

                                             1996    CHANGE    1995     CHANGE    1994
                                            -------  -----   --------   -----   --------
Net Sales.................................  $71,536    8%    $ 66,318   (16)%   $ 79,175
Gross profit..............................  $28,213   92%    $ 14,695   (22)%   $ 18,882
Operating expenses........................  $24,008  (23)%   $ 31,021   (22)%   $ 39,825
Net income (loss).........................  $ 3,626  118%    $(20,231)    3%    $(20,865)
Net income (loss) per share...............  $  0.27  113%    $  (2.12)    4%    $  (2.20)

FISCAL 1996 COMPARED TO FISCAL 1995

    NET SALES. Net sales were $71.5 million for fiscal 1996, an increase of $5.2 million, or 7.9%, from fiscal 1995. International net sales represented 25.2% of net sales for fiscal 1996, compared to 29.6% for fiscal 1995. The results for fiscal 1996 are comprised of net sales of $70.6 million from the Truevision product line and $0.9 million from the RasterOps product line. This compares with $45.3 million (an increase of 55.9% in fiscal 1996 compared with fiscal 1995) of Truevision revenues and $21.0 million of RasterOps revenues in fiscal 1995. The product mix change was due to a shift in the Company's product focus. During the latter part of the first quarter of fiscal 1995 the Company began to separate and analyze its product lines in terms of "Truevision" and "RasterOps" products. The Truevision product line consists of all video and OEM products, while the RasterOps product line consisted of Macintosh and PC graphics acceleration cards and monitors. At that time, the Company elected to terminate its entire PC graphics product line, reduce its dependency upon monitor sales and focus on its higher-margin Truevision (desktop digital video) product line. During fiscal 1996 the Company exited the monitor and graphics product lines completely.

    The following table compares Truevision and RasterOps product line net sales for fiscal 1996 and 1995 (in millions, except ratio data):

                                                                            YEAR-YEAR
                                                     %               %         %
PRODUCT LINE                                1996   SALES    1995   SALES    CHANGE
- ------------------------------------------  -----  ------   -----  ------   -------
Truevision:
  Retail/Distribution.....................  $35.3   49.4%   $26.2   39.5%
  OEM.....................................   35.3   49.4     19.1   28.8
                                            -----  ------   -----  ------
                                             70.6   98.8     45.3   68.3     55.9%
                                            -----  ------   -----  ------
RasterOps.................................    0.9    1.2     21.0   31.7    (95.7)%
                                            -----  ------   -----  ------
Total net sales...........................  $71.5  100.0%   $66.3  100.0%     7.8%
                                            -----  ------   -----  ------
                                            -----  ------   -----  ------

    Sales of the Truevision product line to the retail/distribution channel during fiscal 1996 were $35.3 million, or 49.4% of net sales, compared to $26.2 million, or 39.5%, for fiscal 1995. The increase in the retail business was attributable primarily to an increase in units sold of the TARGA 2000 product family.

    During fiscal 1995, the Company negotiated a three-year OEM agreement with Avid, which accounted for 35.9% of net sales for fiscal 1996, compared to 15.7% for fiscal 1995. The Company's agreement with Avid provides Avid the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid will be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid. Because Avid and the Company negotiated a fully paid license for Avid to manufacture the current products used by Avid, which are not the Company's most advanced product offering, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. This will have a negative impact on the Company's net sales in future periods. However, the Company believes it should be able to offset this loss of revenue through growth in other OEMs and its retail/distribution channel.

    Net sales for fiscal 1996 and 1995 included $2.4 million and $0.9 million, respectively, of revenues from license fees under product license agreements (including the $1.45 million Avid product license buyout in fiscal 1996 discussed above) and engineering services revenue from a product design and development agreement.

    GROSS PROFIT. The Company had a gross profit of $28.2 million, or 39.4% of net sales, during fiscal 1996 compared to a gross profit of $14.7 million, or 22.2% of net sales, during fiscal 1995. The Company's gross margins have improved as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time exiting the low-margin monitor business. The Company also realized cost reductions in its components costs in fiscal 1996. There can be no assurance that the cost of components will decrease further or even remain at the current level in the future or that the Company will be able to improve or maintain its margins. During the first quarter of fiscal 1995, the Company recorded additional inventory reserves of $6.0 million (excluding the $1.9 million of included in restructuring costs) to reduce inventory to its estimated net realizable value to reflect management's current plans and market expectations.

    RESEARCH AND DEVELOPMENT EXPENSES. For fiscal 1996 and 1995, research and development expenses were approximately 10% of net sales. In the absence of unusual circumstances or events, the Company expects that research and development spending as a percentage of net sales will remain relatively constant through fiscal 1997.

    The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for video products and is directly related to timely development of new and enhanced products. The Company, therefore, may incur increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions or enable Truevision to maintain or increase sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expense decreased $3.8 million, or 18.4%, to $16.8 million for fiscal 1996 compared to $20.5 million for fiscal 1995. As a percentage of net sales, selling, general and administrative expense decreased to 23.4% in fiscal 1996 compared with 31.0% for fiscal 1995. The decrease was primarily due to expenses in fiscal 1995 related to: (1) increased reserves for bad debts attributable to two of the Company's foreign distributors; (2) lease terminations; and (3) legal fees, which did not recur in fiscal 1996. In the absence of unusual circumstances or events, the Company expects that selling, general and administrative spending as a percentage of net sales will remain relatively constant through fiscal 1997.

    OTHER INCOME (EXPENSE), NET. Other expense for fiscal 1996 is comprised primarily of residual expenses associated with the old RasterOps product line. The majority of these expenses were completed in the fourth quarter of fiscal 1996.

    INCOME TAXES. A provision for income taxes of $110,000 was recorded for fiscal 1996, which represents federal and state alternative minimum taxes. No provision for income taxes was recorded for fiscal 1995 as the Company incurred a net operating loss for the year. At June 29, 1996, the Company has a gross deferred tax asset aggregating $17.5 million relating to the tax benefit for net operating loss and credit carryovers. Management believes that sufficient uncertainty exists regarding the reliability of the gross deferred tax asset that a valuation allowance of $16.0 million was recorded. The ultimate realization of the net deferred tax asset is dependent upon the Company generating approximately $3.8 million of future taxable income.

    SPECIAL CHARGES -- FISCAL 1995. During the first quarter of fiscal 1995, the Company recorded a charge for restructuring and other costs of $3.7 million resulting primarily from the Company's decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during fiscal 1995 the reserve was utilized, yielding no margin on sales of related products. No material amounts of this inventory remained as of June 29, 1996. Due to the discontinuance of these products, in fiscal 1995 the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing the Company's worldwide operations, including lease termination for offices located in California, Germany, France, the United Kingdom and Japan, and employee severance. These lease terminations reduced facilities and amortization expenses by $267,000 and $317,000 during fiscal 1996 and 1995, respectively.

    The reserve for employee severance has been fully utilized. The Company had completed its restructuring activities and had no remaining restructuring reserve balance as of June 29, 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

    NET SALES. Net sales were $66.3 million for fiscal 1995, a decrease of $12.9 million, or 16.3%, compared to net sales of $79.2 million for fiscal 1994. International net sales represented 29.6% of net sales compared to 30.7% in fiscal 1994. The decrease in net sales was due to a shift in the Company's product focus during fiscal 1995. During the latter part of the first quarter of fiscal 1995 the Company began to separate, view and analyze its product lines in terms of "Truevision" and "RasterOps" products as discussed above.

    The following table compares Truevision and RasterOps product line net sales by product line for fiscal 1995 and 1994 (in millions, except ratio data):

                                                                                                   YEAR-YEAR
PRODUCT LINE                                       1995       % SALES      1994       % SALES      % CHANGE
- -----------------------------------------------  ---------  -----------  ---------  -----------  -------------
Truevision.....................................  $    45.3       68.3%   $    33.1       41.8%         36.9%
RasterOps......................................       21.0       31.7         46.1       58.2         (54.4)%
                                                 ---------      -----    ---------      -----
Total net sales................................  $    66.3      100.0%   $    79.2      100.0%        (16.3)%
                                                 ---------      -----    ---------      -----
                                                 ---------      -----    ---------      -----

    Historically, the Company's net sales have consisted of a significant amount of low-margin monitor products; however, in fiscal 1995 the Company exited substantially all the monitor business. Of the $13.7 million of monitor sales for fiscal 1995, the Company shipped only $400,000 during the last quarter of fiscal 1995.

    During fiscal 1995 the Company also focused its efforts on building its OEM customer base. Sales to OEM's during fiscal 1995 were $19.1 million, or 28.8% of net sales, compared to $12.7 million, or 16.0% of net sales, for fiscal 1994. During fiscal 1995, the Company negotiated a three-year agreement with Avid, which accounted for 15.7% of the Company's net sales for fiscal 1995.

    GROSS PROFIT. The Company had a gross profit of $14.7 million, or 22.2% of net sales, during fiscal 1995 compared to a gross profit of $18.9 million, or 23.8% of net sales, during fiscal 1994. During the first quarter of fiscal 1995 the Company increased its inventory reserves by $6.0 million (excluding the $1.9 million included in restructuring) to reduce inventory of its Macintosh graphics acceleration and monitor products to its net realizable value as the Company was experiencing a significant reduction in customer demand for these products. The Company believes the demand reduction in graphics products was due primarily to intensified competition, particularly late in the first quarter, and Apple's integration of graphics acceleration features into its Macintosh computers and the monitor business was receiving increased competition with entry of Apple and Sony into this market. The Company's gross margins improved steadily during the last three quarters of fiscal 1995 as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time gradually exiting the low-margin monitor business.

    RESEARCH AND DEVELOPMENT EXPENSES. For fiscal 1995 and 1994, research and development expenses were approximately 10% of net sales. Spending decreased $1.0 million compared to fiscal 1994. This decrease in fiscal 1995 can be attributed in part to reduced headcount, prototype material purchases and the discontinuance of its printer software engineering operations located in Boulder, Colorado during the third quarter of fiscal 1994.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percent of net sales, selling, general and administrative expenses were 31.0% and 31.9% in fiscal 1995 and 1994, respectively. The decrease of $4.8 million in fiscal 1995 compared to fiscal 1994 was principally a result of reduced commissions, partially due to increasing OEM business, and related variable expenses due to lower net sales, lower advertising and promotional spending.

    INTEREST AND OTHER INCOME (EXPENSE). The decrease in interest income in fiscal 1995 compared to fiscal 1994 was due to a lower level of invested funds. The increase in interest expense in fiscal 1995 compared to fiscal 1994 was due primarily to the Company's borrowings on its line of credit offset by the partial repayment of notes payable.

    INCOME TAXES. No provision for income taxes was recorded for fiscal 1995 and 1994 as the Company incurred net operating losses for each of those years. As of July 1, 1995, the Company no longer had any further carryback potential. Because the Company believes there is sufficient uncertainty regarding the utilization of all of the Company's tax loss and credit carryovers, it recorded a valuation allowance for a portion of its net deferred tax assets, which includes a amount relative to its current year's pretax loss.

    SPECIAL CHARGES -- FISCAL 1995. Late in the first quarter of fiscal 1995, the Company elected to terminate the production of its entire recently introduced PC graphics product line which consisted of a variety of graphics acceleration cards and record a charge for restructuring and other costs of $3.7 million. The detail was as follows:

    a) reserve of $1.9 million to reduce the related inventory to net realizable value, and during fiscal 1995 the reserve was utilized, yielding no margin on sales of related products. No material amounts of this inventory remained as of June 29, 1996;

    b) due to the discontinuance of these products, the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments;

    c) $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Germany,

        France, the United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $267,000 and $317,000 during fiscal 1996 and 1995, respectively; and

    d)  $155,000 of other costs.

    The Company had completed its restructuring activities and has no remaining restructuring reserve balance as of June 29, 1996.

    As part of the $6.6 million settlement agreement, which was approved by the federal court on August 28, 1995 of the Company's class action lawsuit, the Company recorded litigation expense of $3.7 million in fiscal 1995, which is net of proceeds received after July 1, 1995 from the Company's Director's and Officer's liability insurance carrier.

    SPECIAL CHARGES -- FISCAL 1994. During the first quarter of fiscal 1994, the Company recorded a charge for restructuring and litigation of $6.5 million utilizing $4.9 million during fiscal 1994. This charge included costs of downsizing and integrating its current operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

    In the first quarter of fiscal 1994, the Company decided to discontinue the production of its CorrectPrint series of color printers, Sweet 16 monitors and other products. The detail is as follows:

    a) writedown of the related inventory was $4.3 million. No material amounts of this inventory remained as of June 29, 1996;

    b) write-offs of certain other assets in the amount of $500,000, including prepaid royalties and fixed assets no longer having economic value. These fixed asset reductions decreased depreciation expense in fiscal 1995 and 1994 by $156,000 and $254,000, respectively;

    c) severance and related costs associated with the integration of customer support and manufacturing operations in fiscal 1994, and the write-off of $225,000 of certain other assets; and

    d) legal fees of $470,000 associated with the Company's class action lawsuit. Subsequent to the first quarter of fiscal 1994, the Company incurred additional legal costs of $234,000 related to its class action lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

    At June 29, 1996, the Company had cash and cash equivalents of $6.1 million, a decrease of $4.3 million from the $10.4 million at July 1, 1995. Working capital increased to $22.4 million at June 29, 1996 from $14.2 million at July 1, 1995. During fiscal 1996, net cash used in operating activities was $8.9 million, compared to $7.1 million during fiscal 1995. The increase in cash used in operating activities was due primarily to the Company's settlement payment of $3.6 million made in August 1995 related to the stockholder class action lawsuit, and an increase of accounts receivable due to increased net sales and timing of sales in the latter part of the fourth quarter of fiscal 1996.

    The Company spent approximately $1.7 million and $0.6 million for new equipment during fiscal 1996 and 1995, respectively. Additionally, the Company acquired new equipment under capital leases totaling $0.6 million in fiscal 1996. At June 29, 1996, the Company had no material commitments for the purchase of capital equipment.

    Substantially all of the Company's sales are made directly to regional, national, and international distributors, OEMs, mail order and other authorized resellers, and VARs. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

    The Company satisfied its operating cash requirements for fiscal 1996 primarily from its beginning balance of $10.4 million in cash and cash equivalents, funds generated from the issuance of 650,000 shares of the Company's Common Stock in August 1995, and proceeds from sale under employee stock purchase plan and stock options exercised. For fiscal 1995, the Company's cash requirements were satisfied primarily from its beginning balance of $8.3 million, funds generated from the issuance of 2,000,000 shares of the Company's Common Stock in June 1995 and borrowings of $1.7 million on its line of credit. The Company has a bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable. As of June 29, 1996, the Company had borrowings of $3.4 million under the bank line of credit and a guarantee of payment to a certain supplier through issuance of a letter of credit totaling $1.3 million.

    The Company believes that its current cash and cash generated from operations together with its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations, but may not be sufficient to allow for unrestricted growth.

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

IMPACT OF CURRENCY AND INFLATION

    The Company purchases materials and services in U.S. dollars and sales are primarily in U.S. dollars. Accordingly, the Company has not been subject to significant currency fluctuations. There can be no assurance that this trend will continue in the future. The impact of inflation has not been material on the Company's operations or liquidity to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       -----
Report of Independent Accountants.................................................          28
Consolidated Balance Sheets -- June 29, 1996 and July 1, 1995.....................          29
Consolidated Statements of Operations -- Three years ended
 June 29, 1996....................................................................          30
Consolidated Statements of Stockholders' Equity -- Three years ended June 29,
 1996.............................................................................          31
Consolidated Statements of Cash Flows -- Three years ended June 29, 1996..........          32
Notes to Consolidated Financial Statements........................................          33

2. FINANCIAL STATEMENT SCHEDULES The following financial statement schedule of Truevision for the three years ended June 29, 1996 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Truevision.

SCHEDULE                                                                               PAGE
- ----------------------------------------------------------------------------------     -----
II -- Valuation and Qualifying Accounts...........................................          51

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Truevision, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Truevision, Inc. and its subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
San Jose, California
July 30, 1996

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                             JUNE 29,    JULY 1,
                                                                               1996        1995
                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................  $    6,101  $   10,377
  Accounts receivable, less allowance for doubtful accounts of $598 and
   $897...................................................................      17,413      10,726
  Inventory (Note 2)......................................................       9,627      10,613
  Prepaid expenses and other assets (Note 8)..............................       1,662       4,295
  Deferred income taxes (Note 6)..........................................          60          60
  Income taxes receivable.................................................         230         299
                                                                            ----------  ----------
    Total current assets..................................................      35,093      36,370
  Property and equipment, net (Note 3)....................................       3,131       2,668
  Other assets............................................................         251         235
  Deferred income taxes (Note 6)..........................................       1,453       1,453
                                                                            ----------  ----------
    Total assets..........................................................  $   39,928  $   40,726
                                                                            ----------  ----------
                                                                            ----------  ----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5).................................................  $    3,437  $    1,684
  Accounts payable........................................................       6,288       9,156
  Accrued employee compensation...........................................         541         678
  Accrued litigation settlement (Note 8)..................................          --       6,600
  Other accrued liabilities...............................................       2,165       3,837
  Current portion of long-term obligations (Notes 4 and 11)...............         243         200
                                                                            ----------  ----------
    Total current liabilities.............................................      12,674      22,155
Long-term obligations (Note 11)...........................................         151          44
                                                                            ----------  ----------
    Total liabilities.....................................................      12,825      22,199
                                                                            ----------  ----------
Commitments and contingencies (Note 11)
Stockholders' equity (Note 7):
  Preferred Stock, no par value: 2,000,000 shares authorized; none issued
   or outstanding.........................................................          --          --
  Common Stock, $0.001 par value: 25,000,000 shares authorized; 12,629,000
   and 11,587,000 shares issued and outstanding...........................      52,680      47,657
  Accumulated deficit.....................................................     (25,352)    (28,978)
  Cumulative translation adjustment.......................................        (225)       (152)
                                                                            ----------  ----------
Total stockholders' equity................................................      27,103      18,527
                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................  $   39,928  $   40,726
                                                                            ----------  ----------
                                                                            ----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED
                                                                ---------------------------------
                                                                JUNE 29,    JULY 1,     JUNE 30,
                                                                  1996        1995        1994
                                                                ---------  ----------  ----------
Net sales.....................................................  $  71,536  $   66,318  $   79,175
Cost of sales.................................................     43,323      51,623      60,293
                                                                ---------  ----------  ----------
Gross profit..................................................     28,213      14,695      18,882
                                                                ---------  ----------  ----------
Operating expenses:
  Research and development....................................      7,247       6,831       7,844
  Selling, general and administrative.........................     16,761      20,536      25,287
  Restructuring and other costs...............................         --       3,654       6,694
                                                                ---------  ----------  ----------
  Total operating expenses....................................     24,008      31,021      39,825
                                                                ---------  ----------  ----------
Income (loss) from operations.................................      4,205     (16,326)    (20,943)
Other income (expense), net...................................       (324)        (76)        (41)
Interest income...............................................         84          84         255
Interest expense..............................................       (229)       (238)       (136)
Litigation settlement expense (Note 10).......................         --      (3,675)         --
                                                                ---------  ----------  ----------
Income (loss) before provision for income taxes...............      3,736     (20,231)    (20,865)
Provision for income taxes (Note 7)...........................        110          --          --
                                                                ---------  ----------  ----------
Net income (loss).............................................  $   3,626  $  (20,231) $  (20,865)
                                                                ---------  ----------  ----------
                                                                ---------  ----------  ----------
Net income (loss) per share...................................  $    0.27  $    (2.12) $    (2.20)
                                                                ---------  ----------  ----------
                                                                ---------  ----------  ----------
Weighted average common shares and equivalents................     13,535       9,565       9,466
                                                                ---------  ----------  ----------
                                                                ---------  ----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE YEARS ENDED JUNE 29, 1996
                                 (IN THOUSANDS)

                                           COMMON STOCK                    CUMULATIVE
                                       --------------------  ACCUMULATED   TRANSLATION
                                        SHARES     AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                       ---------  ---------  ------------  -----------  ----------
BALANCES AT JUNE 30, 1993............      9,397  $  38,309   $   12,118    $    (234)  $   50,193
Exercise of Common Stock incentive
 options.............................         58        250           --           --          250
Issuance of Common Stock in
 connection with Employee Stock
 Purchase Plan.......................         61        412           --           --          412
Currency translation adjustment......         --         --           --          241          241
Net loss.............................         --         --      (20,865)          --      (20,865)
                                       ---------  ---------  ------------  -----------  ----------

BALANCES AT JUNE 30, 1994............      9,516     38,971       (8,747)           7       30,231
Issuance of Common Stock to
 investors, net......................      2,000      8,428           --           --        8,428
Exercise of Common Stock incentive
 options.............................          6         29           --           --           29
Issuance of Common Stock in
 connection with Employee Stock
 Purchase Plan.......................         65        229           --           --          229
Currency translation adjustment......         --         --           --         (159)        (159)
Net loss.............................         --         --      (20,231)          --      (20,231)
                                       ---------  ---------  ------------  -----------  ----------

BALANCES AT JULY 1, 1995.............     11,587     47,657      (28,978)        (152)      18,527
Issuance of Common Stock to
 investors, net......................        650      3,504           --           --        3,504
Exercise of Common Stock incentive
 options.............................        329      1,283           --           --        1,283
Issuance of Common Stock in
 connection with Employee Stock
 Purchase Plan.......................         63        236           --           --          236
Currency translation adjustment......         --         --           --          (73)         (73)
Net income...........................         --         --        3,626           --        3,626
                                       ---------  ---------  ------------  -----------  ----------

BALANCES AT JUNE 29, 1996............     12,629  $  52,680   $  (25,352)   $    (225)  $   27,103
                                       ---------  ---------  ------------  -----------  ----------
                                       ---------  ---------  ------------  -----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                                  ---------------------------------
                                                                  JUNE 29,    JULY 1,     JUNE 30,
                                                                    1996        1995        1994
                                                                  ---------  ----------  ----------
OPERATING CASH FLOWS:
Net income (loss)...............................................  $   3,626  $  (20,231) $  (20,865)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Provision for doubtful accounts...............................        402         428         539
  Depreciation and amortization.................................      1,755       2,598       3,328
  Loss on disposal of fixed assets..............................        108         173         506
  Deferred income taxes.........................................         --         480       1,273
  Other.........................................................        (73)        129         264
  Changes in assets and liabilities:
    Accounts receivable.........................................     (7,089)       (132)      5,945
    Inventory...................................................        555       5,718       6,832
    Prepaid expenses and other assets...........................      2,633      (3,196)        370
    Income taxes receivable.....................................         69         349       2,099
    Accounts payable............................................     (2,868)     (1,173)       (717)
    Accrued employee compensation...............................       (137)       (345)       (366)
    Accrued litigation settlement...............................     (6,600)      6,600          --
    Other accrued liabilities...................................     (1,671)      1,087         478
    Accrued restructuring.......................................         --         384        (938)
                                                                  ---------  ----------  ----------
Net cash used in operating activities...........................     (8,859)     (7,131)     (1,252)
                                                                  ---------  ----------  ----------
INVESTING CASH FLOWS:
Acquisitions of property and equipment..........................     (1,268)       (564)     (1,237)
Acquisitions of other assets....................................        (30)        (44)         (7)
                                                                  ---------  ----------  ----------
Net cash used in investing activities...........................     (1,729)       (608)     (1,244)
                                                                  ---------  ----------  ----------
FINANCING CASH FLOWS:
Proceeds from line of credit, net...............................      1,753       1,684          --
Repayment of debt obligations...................................       (464)       (508)       (498)
Issuance of Common Stock, net...................................      5,023       8,686         662
                                                                  ---------  ----------  ----------
Net cash provided by financing activities.......................      6,312       9,862         164
                                                                  ---------  ----------  ----------
Net increase (decrease) in cash and cash equivalents............     (4,276)      2,123      (2,332)
Cash and cash equivalents, beginning of year....................     10,377       8,254      10,586
                                                                  ---------  ----------  ----------
Cash and cash equivalents, end of year..........................  $   6,101  $   10,377  $    8,254
                                                                  ---------  ----------  ----------
                                                                  ---------  ----------  ----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year:
  Interest......................................................  $     229  $      238  $      136
  Income taxes..................................................  $      17  $       36  $       95
Noncash investing and financing activities:
  Property and equipment acquired under capital leases..........  $     613  $       --  $       --
  Property and equipment transferred from inventory.............  $     431  $       --  $       --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS. Truevision designs, develops, manufactures and markets professional quality digital video products for Apple- and IBM-compatible personal computers.

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The consolidated financial statements of the Company include the financial statements of Truevision and its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. During fiscal 1995, the Company changed to a fiscal calendar and its reporting year ends on the Saturday closest to June 30.

    The Company's preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these consolidated financial statements include accounts receivable and sales returns allowances, inventory valuation and income tax valuation allowances. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the current year presentation.

    CASH EQUIVALENTS. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORY. Inventory is stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and manufacturing overhead.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based upon the shorter of the estimated useful lives of the assets, generally three to five years, or the lease term of the respective assets, if applicable.

    REVENUE RECOGNITION. Revenue from product sales is recognized upon shipment, provided no significant obligations remain and collectibility is probable. The Company grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Reserves for sales returns and warranty obligations are based on historical information and other related factors, and are provided for at the time revenue is recognized. Revenues from license fees under product license agreements is recognized when earned. Revenue from nonrecurring engineering services is recognized using the percentage of completion method based on costs incurred-to-date as a percentage to the total estimated cost-at-completion.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company charges research and development expenditures to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs after technological feasibility has been established. Based upon the Company's product development process, technological feasibility of software is established upon the completion of beta testing. Development costs incurred by the Company following completion of beta testing and prior to commercial release have been insignificant, and to date all software development costs have been expensed as incurred.

    NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus common stock equivalents, when dilutive.

    CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents, primarily checking and money market accounts at June 29, 1996 and July 1, 1995, with high credit-quality financial institutions and does not believe that any significant credit risk is associated with these financial instruments. The Company has net accounts receivable from customers located primarily in the United States, Europe, and Asia/Pacific and other geographic areas of $12,618,000, $3,029,000 and $1,766,000, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness, and maintains an allowance for uncollectable accounts receivable based upon expected collectibility of all accounts receivable. The Company believes the recorded value of financial instruments approximate fair value at each balance sheet date.

NOTE 2.  INVENTORY
    A summary of inventory follows (in thousands):

                                                         JUNE 29,    JULY 1,
                                                           1996       1995
                                                        ----------  ---------
Purchased parts and subassemblies.....................  $    4,194  $   6,812
Work-in-progress......................................       1,237      2,153
Finished goods........................................       4,196      1,648
                                                        ----------  ---------
    Total.............................................  $    9,627  $  10,613
                                                        ----------  ---------
                                                        ----------  ---------

NOTE 3.  PROPERTY AND EQUIPMENT
    A summary of property and equipment follows (in thousands):

                                                         JUNE 29,    JULY 1,
                                                           1996        1995
                                                        ----------  ----------
Computer equipment and machinery......................  $   12,758  $   12,785
Furniture and fixtures................................         819         879
Leasehold improvements................................         105         431
                                                        ----------  ----------
Subtotal..............................................      13,682      14,095
Less: accumulated depreciation........................     (10,551)    (11,427)
                                                        ----------  ----------
    Total.............................................  $    3,131  $    2,668
                                                        ----------  ----------
                                                        ----------  ----------

NOTE 4.  CURRENT PORTION OF LONG-TERM OBLIGATIONS
    At June 29, 1996, the Company had three unsecured notes payable in the aggregate amount of $44,000. The notes are payable in quarterly installments ranging from $4,500 to $23,000, plus interest at 9%, through September 1996.

NOTE 5.  LINE OF CREDIT
    Under the terms of a revolving credit agreement with a bank (the "Credit Agreement") which expires September 30, 1997, the Company may borrow up to 75% of eligible accounts receivable plus the lesser of 20% of the value of eligible inventory or $1,500,000, subject to a maximum of $7,000,000. The Credit Agreement provides for interest based on the bank's prime rate plus 1.375% (or prime rate plus 2% on all inventory loans). The more significant financial covenants of the Credit Agreement are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. Borrowings under the Credit Agreement are collateralized by the Company's assets. As of June 29, 1996, the Company was in compliance with its bank covenants and had $3,437,000 outstanding and $2,263,000 available under the Credit Agreement. The amount available under the Credit Agreement at June 29, 1996 has been reduced by a letter of credit totaling $1,300,000 issued as a guarantee of payment to a certain supplier.

NOTE 6.  INCOME TAXES
    The components of the provision for income taxes are as follows (in thousands):

                                                                  JUNE 29,    JULY 1,    JUNE 30,
                                                                    1996        1995       1994
                                                                 ----------  ----------  ---------
Current tax expense:
  Federal......................................................  $       80  $     (209) $  (1,225)
  State........................................................          30          --        (80)
  Foreign......................................................          --          19         32
                                                                 ----------  ----------  ---------
    Subtotal...................................................         110        (190)    (1,273)
                                                                 ----------  ----------  ---------
Deferred tax expense:
  Federal......................................................          --         190      1,121
  State........................................................          --          --        152
                                                                 ----------  ----------  ---------
    Subtotal...................................................          --         190      1,273
                                                                 ----------  ----------  ---------
        Total..................................................  $      110  $       --  $      --
                                                                 ----------  ----------  ---------
                                                                 ----------  ----------  ---------

    Deferred tax assets consist of the following (in thousands):

                                                                 JUNE 29,    JULY 1,    JUNE 30,
                                                                   1996        1995       1994
                                                                ----------  ----------  ---------
Reserves and nondeductible expenses...........................  $    1,800  $    1,873  $   2,882
Credit carryovers.............................................       1,468       1,468      1,268
Net operating loss carryovers.................................      14,200      15,602      6,566
                                                                ----------  ----------  ---------
  Gross deferred tax assets...................................      17,468      18,943     10,716
                                                                ----------  ----------  ---------
Valuation allowance...........................................     (15,955)    (17,430)    (8,723)
                                                                ----------  ----------  ---------
    Total net deferred tax assets.............................  $    1,513  $    1,513  $   1,993
                                                                ----------  ----------  ---------
                                                                ----------  ----------  ---------

    Management believes that sufficient uncertainty exists regarding the realizability of the gross deferred tax asset that a valuation allowance of $15,955,000 was recorded and is allocated pro rata to federal and state current and noncurrent deferred tax assets. The ultimate realization of the net deferred tax asset is dependent upon the Company generating approximately $3,800,000 of future taxable income, which management believes is attainable.

    The Company has approximately $36,000,000 of net operating loss and credit carryovers that expire beginning in 2000. Net operating losses may be limited due to changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended.

    The provision for income taxes differs from the amount of income tax permitted by applying the applicable U.S. statutory rate to pretax income as a result of the following differences:

                                                                       1996       1995       1994
                                                                     ---------  ---------  ---------
Federal statutory rate.............................................       34.0%     (34.0)%     (34.0)%
State income taxes, net of federal tax benefit.....................        6.1       (6.1)      (3.9)
Increase/(decrease) in valuation allowance.........................      (37.2)      41.6       41.8
Other, net.........................................................         --       (1.5)      (3.9)
                                                                     ---------  ---------  ---------
    Total..........................................................        2.9%         0%         0%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

NOTE 7.  STOCKHOLDERS' EQUITY

    COMMON STOCK. In June 1995 the Company issued 2,000,000 shares of Common Stock in a private placement to investors in exchange for cash of $4.43 per share. As part of the sale of shares to the investors, the Company issued warrants to the investors for the purchase of 500,000 additional shares of Common Stock and also issued a warrant to the placement agent of the private placement for the purchase of 135,824 shares of Common Stock. The purchase price of each share issuable upon exercise of each warrant is $5.22. The warrants expire on June 19, 1998. Additionally, on August 8, 1995 the

Company issued an additional 650,000 shares of its Common Stock in a private placement to investors for $6.26 per share; the net proceeds from the sale were $3.5 million. The proceeds were used primarily to fund the settlement of the Company's stockholder class action lawsuit.

    In October 1994, the Company issued a warrant to the Company's president and chief executive officer for the purchase of 400,000 shares of Common Stock. The warrant vested 25% during the first three months and 6,666.67 per month thereafter. The purchase price of each share issuable upon exercise of the warrant is $2.75 and, as of June 29, 1996, a total of 213,333 shares of the Company's Common Stock may be purchased under the warrant.

    In June 1993, the Company, as part of the sale of shares to an investor, issued a warrant to the investor for the purchase of up to such number of additional shares of Common Stock such that the aggregate investor holding of Common Stock, acquired directly from the Company as of the date of any such purchase, will not exceed 19.99% of the then issued and outstanding Common Stock of the Company. The purchase price of each share issuable upon exercise of the rights under the warrant is $9. The warrant expired on June 7, 1996.

    AMENDED 1988 INCENTIVE STOCK PLAN. The Company's Amended 1988 Incentive Stock Plan (the "Option Plan") was approved by the Board of Directors and ratified by the stockholders in 1988. Under the Option Plan, shares of Common Stock have been reserved for issuance to employees and consultants of the Company, as approved by the Board of Directors. Amendments increasing the number of shares reserved for issuance under the Option Plan were adopted by the Board of Directors and ratified by the stockholders in each year thereafter for an aggregate of 3,041,300 shares reserved for issuance under the Option Plan. The Option Plan, which expires in 1998, provides for incentive as well as non statutory stock options and stock purchase rights.

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

    Options granted generally vest 25% one year after issuance and 1/48th each month thereafter for 36 months. Options are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the Option Plan will terminate within a period set by the Board after termination of employment. As of June 29, 1996, options for a total of 413,853 shares were exercisable under the Option Plan.

    AMENDED AND RESTATED 1991 DIRECTOR OPTION PLAN. The Company's Amended and Restated 1991 Director Option Plan (the "Plan") was adopted by the Board of Directors in July 1991 and was subsequently amended by the Board in October 1991. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. A total of 150,000 shares of Common Stock were originally reserved for issuance under the Plan. An amendment increasing the number of shares reserved for issuance under the Plan by an additional 100,000 shares, for an aggregate of 250,000 shares was approved by the Board in September 1995 and ratified by the stockholders in October 1995. Under the terms of the Plan, (i) non-employee directors who were members of the Board on July 25, 1991 received an option on such date to purchase 10,000 shares of Common Stock, which options were to become exercisable at the rate of 25% per year for four years following July 1, 1991, (ii) each non-employee director who becomes a member of the Board after July 25, 1991, will receive an option on the date that such director first becomes a member of the Board to purchase 10,000 shares of Common Stock, which option shall become exercisable at the rate of 25% per year for four years following the date of grant and (iii) each non-employee director who is a member of the Board immediately before the Company's Annual Meeting and remains a member of the Board immediately after such Annual Meeting, shall receive on the date of the Annual Meeting, for so long as such non-employee director remains a member of the Board, an additional option to purchase 2,500 shares of Common Stock subject to four year vesting from the date of grant similar to the vesting provisions set forth above. Options granted under the Plan have a term of ten years. As of June 29, 1996, options to purchase 102,000 shares of Common Stock are outstanding under the Plan, 37,500 of which are exercisable.

    The activity under the option plans, combined, was as follows:

                                                         STOCKS
                                                       AVAILABLE    STOCK OPTIONS  EXERCISE PRICE
                                                       FOR GRANT     OUTSTANDING      PER SHARE
                                                      ------------  -------------  ---------------
BALANCES AT JUNE 30, 1993...........................       314,901     1,196,997
Increase in number of shares authorized.............       300,000            --
Options granted.....................................      (565,125)      565,125   $   4.50-$ 9.75
Options exercised...................................            --       (57,940)  $   0.22-$ 7.50
Options canceled....................................       568,858      (568,858)  $   2.25-$13.25
                                                      ------------  -------------
BALANCES AT JUNE 30, 1994...........................       618,634     1,135,324
Increase in number of shares authorized.............       476,000            --
Options granted.....................................    (1,669,109)    1,669,109   $   2.75-$ 4.12
Options exercised...................................            --        (5,969)  $   4.50-$ 5.12
Options canceled....................................     1,048,993    (1,048,993)  $   2.25-$11.25
                                                      ------------  -------------
BALANCES AT JULY 1, 1995............................       474,518     1,749,471
Increase in number of shares authorized.............       615,000            --
Options granted.....................................    (1,039,250)    1,039,250   $   4.12-$ 9.25
Options exercised...................................            --      (329,706)  $   1.87-$ 7.75
Options canceled....................................       236,654      (236,654)  $   2.75-$11.25
                                                      ------------  -------------
BALANCES AT JUNE 29, 1996...........................       286,922     2,222,361
                                                      ------------  -------------
                                                      ------------  -------------
SHARES EXERCISABLE AT JUNE 29, 1996.................                     451,353
                                                                    -------------
                                                                    -------------

    1990 EMPLOYEE STOCK PURCHASE PLAN. In August 1990, the Board of Directors adopted an Employee Stock Purchase Plan which enables substantially all employees in the United States to subscribe to shares of Common Stock on semi-annual offering dates at a purchase price of 85% of the fair market value of the stock on the offering date or, if lower, 85% of the fair market value of the stock on the semi-annual exercise date. A maximum of 500,000 shares are authorized for subscription over a 20 year period. During years 1996 and 1995, there were 63,028 and 64,991 shares, respectively, issued under the Plan.

    The Company has reserved such number of shares of Common Stock as necessary to cover shares issuable under options, warrants and its Employee Stock Purchase Plan.

NOTE 8.  STOCKHOLDER LITIGATION SETTLEMENT
    During fiscal 1992, and as later amended, the Company and certain of its current and former officers and directors were named in a stockholder class action lawsuit alleging certain violations of federal securities laws and other statutes of the state of California seeking unspecified damages and attorneys fees on behalf of the plaintiffs. In March 1995, the Company entered into a memorandum of understanding with the plaintiffs regarding settlement of all claims; consequently at July 1, 1995 the total settlement of $6,600,000, including legal costs, was accrued as a liability. In early August 1995, the Company made a payment totaling $3,600,000, and the Company's insurance carrier paid $3,000,000 which the Company had recorded in prepaid expenses and other assets at July 1, 1995, liquidating the July 1, 1995 stockholder litigation settlement accrual. On August 28, 1995, the federal court approved the settlement agreement.

NOTE 9.  RESTRUCTURING AND OTHER COSTS
    During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3.7 million resulting primarily from the Company's decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to its net realizable value, and during the year ended July 1, 1995 the reserve was utilized, yielding no margin on sales of related products. No material amounts of this inventory remained as of June 29, 1996. Due to the discontinuance of these products, in fiscal 1995 the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Germany, France, the United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $267,000 and $317,000 during fiscal 1996 and 1995, respectively. The reserve for employee severance has been fully utilized. The Company has completed its restructuring activities and has no remaining reserve as of June 29, 1996.

    During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and litigation of $6.5 million. This charge includes costs of downsizing and integrating its current operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

    In September 1993, the Company decided to discontinue the production of its CorrectPrint series of color printers, Sweet 16 monitors and other products. The total writedown of the related inventory was $4.3 million. No material amounts of this inventory remained as of June 29, 1996. Also, due to the discontinuance of these products, the Company had non-cash write-offs of certain other assets in the amount of $500,000, including prepaid royalties and fixed assets no longer having economic value, which are included in the charge. Also included in the restructuring and litigation charge are severance and related costs associated with the integration of customer support and manufacturing operations in fiscal 1994, and the write-off of $225,000 of certain other assets and legal fees of $470,000 associated with the Company's class action lawsuit.

    A summary of charges for restructuring and other costs along with the respective remaining reserves follows (in thousands):

                                                                        NON-
                                                       PRODUCT       PERFORMING      LEASE       LITIGATION
                                        SEVERANCE   DISCONTINUANCE     ASSETS     TERMINATIONS     COSTS      OTHER  TOTALS
                                        ---------   --------------   ----------   ------------   ----------   -----  -------
Balance at 6/30/93....................    $ 176        $ 1,023         $ (116)       $  --         $ (82)     $(64 ) $   937
Charges...............................      500          4,310          1,130           --           704        50     6,694
Payments/other........................     (657)          (253)          (648)          --          (237)       38    (1,757)
Utilization of inventory reserves.....       --         (2,853)            --           --            --        --    (2,853)
Asset write-offs......................       --             --           (766)          --          (467)       (2 )  (1,235)
Reclassifications.....................      (48)          (228)           214           --            82        --        20
                                        ---------      -------       ----------     ------       ----------   -----  -------
Balance at 6/30/94....................      (29)         1,999           (186)          --            --        22     1,806
Charges...............................      270          2,383            106          740            --       155     3,654
Payments/other........................     (248)          (474)            --         (284)           --      (172 )  (1,178)
Utilization of inventory reserves.....       --         (3,521)            --           --            --        --    (3,521)
Asset write-offs......................       --             --           (102)          --            --        --      (102)
Reclassifications.....................       15           (202)           182          (80)           --        (5 )     (90)
                                        ---------      -------       ----------     ------       ----------   -----  -------
Balance at 7/01/95....................        8            185             --          376            --        --       569
Payments/other........................       (8)          (185)            --         (376)           --        --      (569)
                                        ---------      -------       ----------     ------       ----------   -----  -------
Balance at 6/29/96....................    $  --        $    --         $   --        $  --         $  --      $ --   $    --
                                        ---------      -------       ----------     ------       ----------   -----  -------
                                        ---------      -------       ----------     ------       ----------   -----  -------

NOTE 10.  INDUSTRY, GEOGRAPHIC AND CUSTOMER INFORMATION
    The Company operates in one industry segment, which is computer peripherals. The Company has no significant foreign assets or liabilities. Export sales by geographic area, as a percentage of net sales, for the years ended June 29, 1996, July 1, 1995 and June 30, 1994 consisted of the following:

                                           JUNE 29,                    JUNE 30,
                                             1996      JULY 1, 1995      1994
                                         ------------  ------------  ------------
Europe.................................        15.5%         20.9%         18.3%
Asia/Pacific...........................         8.8           7.7           8.2
Other..................................         0.9           1.0           4.2
                                                ---           ---           ---
  Total................................        25.2%         29.6%         30.7%
                                                ---           ---           ---
                                                ---           ---           ---

    During fiscal 1995, the Company entered into a three-year OEM agreement with a major customer under which the customer has agreed to make minimum aggregate purchases of certain products of $40,000,000 during calendar years 1995 through 1997. In the event that the customer fails to meet its obligations to purchase product pursuant to the agreement, the Company's obligations under the agreement would remain in effect but the amount of the manufacturing royalty would increase based upon a schedule set forth in the agreement. The customer also, under certain circumstances, has the right to manufacture certain of the Company's products rather than purchase them from the Company and the customer will be required to pay related royalties. In the fourth quarter of fiscal 1996, the customer exercised that right with respect to current products of the Company that are used by the customer. Because the customer and the Company negotiated a fully paid license in the amount of $1.45 million for the customer to manufacture the current products used by the customer, which are not the Company's most advanced product offering, the Company does not expect to receive any further revenues or royalties resulting from the customer's manufacture and use of such products. This customer accounted for 35.9% and 15.7% of the Company's net sales during fiscal 1996 and 1995, respectively. No other customers accounted for more than 10% of the Company's net sales in fiscal 1996 and 1995, and no customer accounted for more than 10% of net sales in fiscal 1994. During the quarter ended June 29, 1996, the Company's net sales included revenue of $957,000 from a 14.4% stockholder of the Company.

NOTE 11.  COMMITMENTS AND CONTINGENCIES
    The Company occupies its present principal facilities under non-cancelable leases expiring in June 1998 and March 2001. The Company is required to pay taxes, insurance and maintenance expenses for these facilities. The Company also leases other facilities and equipment under operating leases. Rent expense under non-cancelable operating leases, principally for the rental of office space, for the years ended June 29, 1996, July 1, 1995 and June 30, 1994 was $1,070,000,
$1,132,000 and $1,797,000, respectively.

    Future minimum lease payments at June 29, 1996 under non-cancelable lease obligations are as follows:

                                        CAPITAL   OPERATING
FISCAL YEAR ENDING                      LEASES     LEASES
- --------------------------------------  -------   ---------
1997..................................   $207      $1,247
1998..................................     66       1,223
1999..................................     42         660
2000..................................     30         660
2001..................................     14         496
Years thereafter......................     --          --
                                        -------   ---------
Total minimum lease payments..........    359      $4,286
                                                  ---------
                                                  ---------
Less: amount representing interest....      9
                                        -------
Present value of net minimum lease
 payments.............................    350
Less: current portion of capital lease
 obligations..........................    199
                                        -------
                                        -------
    Capital lease obligations.........   $151
                                        -------
                                        -------

    Capital leases are for manufacturing and office equipment. Capital lease property included in property, plant and equipment is as follows:

                                        JUNE 29,
                                          1996
                                        --------
Computer equipment and machinery......    $613
Less: accumulated depreciation........     (68)
                                        --------
    Total.............................    $545
                                        --------
                                        --------

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

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  QUARTER ENDED
                                                 ------------------------------------------------
                                                  JUNE 29   MARCH 30   DECEMBER 30   SEPTEMBER 30
                                                 ---------  ---------  ------------  ------------
FISCAL 1996
Net sales......................................  $  17,493  $  18,825   $   18,174    $   17,044
Gross profit...................................  $   7,611  $   7,401   $    6,994    $    6,207
Income from operations.........................  $   1,459  $   1,267   $    1,049    $      430
Net income.....................................  $   1,349  $   1,054   $      852    $      371
Net income per share...........................  $    0.10  $    0.08   $     0.06    $     0.03


                                                  JULY 1     APRIL 1   DECEMBER 31   SEPTEMBER 30
                                                 ---------  ---------  ------------  ------------
FISCAL 1995
Net sales......................................  $  16,284  $  16,012   $   17,742    $   16,280
Gross profit (loss)............................  $   5,875  $   5,533   $    5,785    $   (2,498)
Restructuring, litigation and other costs......         --  $  (3,675)          --    $   (3,654)
Income (loss) from operations..................  $     122  $    (462)  $     (194)   $  (15,792)
Net income (loss)..............................  $      32  $  (4,194)  $     (285)   $  (15,784)
Net income (loss) per share....................  $    0.00  $   (0.44)  $    (0.03)   $    (1.65)

    During the quarter ended June 29, 1996, the Company's net sales included revenue of approximately $1.9 million from license fees under product license agreements (including $1.45 million for the Avid product license buyout) and engineering services revenue from a product design and design development agreement.

    During the quarter ended September 30, 1994, the Company recorded as a cost of sales write-down for obsolete and excess inventory of approximately $6.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the registrant will file a definitive proxy statement pursuant to Regulation 14A with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission; certain information to be included therein is incorporated herein by reference.

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

    With the exception of the information explicitly incorporated by reference to the Company's Proxy Statement in Part IV of this Annual Report on Form 10-K, the Company's Proxy Statement is not deemed as filed as part of this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS -- see Item 8

(b) REPORTS FILED ON FORM 8-K

    On August 6, 1996, the registrant filed a report on Form 8-K/A for the Product Design and Development Agreement dated March 28, 1996 between the Company and Matsushita Electric Industrial Co. Ltd./Video Systems Division.

(c) EXHIBITS

 EXHIBIT
  NUMBER                                           DESCRIPTION
- ----------  -----------------------------------------------------------------------------------------
      2.1   Agreement and Plan Merger between RasterOps Corporation and Truevision (1)
      3.1   Certificate of Incorporation in the State of Delaware (1)
      3.2   Bylaws (1)
      4.1   See Exhibit 3.1
      4.2   Modification Agreement dated October 27, 1988, as amended March 12, 1990 (3)
     10.1   Amended 1988 Incentive Stock Plan
     10.2   Form of Incentive Stock Option Agreement (4)
     10.3   Form of Incentive Stock Option Agreement (provides for payment by promissory note) (4)
     10.4   Form of Nonstatutory Stock Option Agreement (4)
     10.5   Form of Nonstatutory Stock Option Agreement (provides for payment by promissory note) (4)
     10.6   Form of Stock Purchase Agreement (4)
     10.7   Form of Stock Purchase Agreement (provides for payment by promissory note) (4)
     10.8   Form of Stock Bonus Agreement
     10.9   1990 Employee Stock Purchase Plan (4)
    10.10   Form of 1990 Employee Stock Purchase Plan Subscription Agreement (4)
    10.11   Amended and Restated 1991 Director Option Plan
    10.12   Form of Director Option Agreement (5)
    10.13   Lease Agreement for the Company's executive offices in Santa Clara, California dated
             February 1989, as amended May 1989 (3)
    10.14   Second Amendment to the Lease Agreement for the Company's executive offices in Santa
             Clara, California dated January 1996
    10.15   Lease Agreements for the Company's executive offices in Indianapolis, Indiana, dated June
             7, 1991 (7)
    10.16   Form of Indemnification Agreement (3)
    10.17   Form of Promissory Note with Officers (3)
    10.18   Agreement and Plan of Reorganization among RasterOps Corporation, RasterOps Acquisition
             Corporation II and Truevision, Inc., dated as of May 21, 1992 (2)

 EXHIBIT
  NUMBER                                           DESCRIPTION
- ----------  -----------------------------------------------------------------------------------------
    10.19   Agreement and Plan of Merger between Truevision, Inc. and RasterOps Acquisition
             Corporation II, dated as of May 21, 1992 (2)
    10.20   Private Placement Agreement between the Company and Scitex Corporation Ltd., dated as of
             June 7, 1993 (6)
    10.21   Agreement between the Company and Avid dated December 30, 1994 (8)
    10.22   First Addendum to the Agreement between the Company and Avid dated December 30, 1994
    10.23   Agreement between the Company and Matsushita (9)
    10.24   Loan and Security Agreement between the Company and Silicon Valley Bank dated May 2, 1996
    10.25   Form of Employment Agreement between the Company and Lou Doctor (8)
     21.1   List of Subsidiaries (8)
     24.1   Consent of Independent Accountants (see page 50)

NOTES TO EXHIBITS

(1) Filed as an exhibit to the Company's report on Form 8-K, filed November 3, 1995, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-48114, which was declared effective on July 24, 1992, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 33-33995, which was declared effective May 8, 1990, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed February 1, 1991, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 1991, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's report on Form 8-K, filed June 8, 1993, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 1994, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K, for the fiscal year ended July 1, 1995, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's report on Form 8-K/A, filed August 6, 1996, and incorporated herein by reference.

(D)  FINANCIAL STATEMENT SCHEDULES

    See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on September 19, 1996.

                                       TRUEVISION, INC.

                                       By:           /s/ R. JOHN CURSON

  ------------------------------------------------------------------------------
                                                      R. John Curson
                                               SENIOR VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER AND SECRETARY
                                               (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                         DATE
- ---------------------------------------  --------------------------------  -----------------------

           /s/ WALTER W. BREGMAN         Chairman of the Board of
    -------------------------------       Directors                             September 19, 1996
           Walter W. Bregman

             /s/ LOUIS J. DOCTOR         President, Chief Executive
    -------------------------------       Officer (Principal Executive          September 19, 1996
            Louis J. Doctor               Officer)

             /s/ R. JOHN CURSON          Senior Vice President, Chief
    -------------------------------       Financial Officer and Secretary       September 19, 1996
            R. John Curson                (Principal Financial Officer)

           /s/ HARVEY A. CHESLER         Vice President and Corporate
    -------------------------------       Controller (Principal                 September 19, 1996
           Harvey A. Chesler              Accounting Officer)

       /s/ GORDON E. EUBANKS, JR.
    -------------------------------      Director                               September 19, 1996
        Gordon E. Eubanks, Jr.

               SIGNATURE                              TITLE                         DATE
- ---------------------------------------  --------------------------------  -----------------------

          /s/ WILLIAM H. MCALEER
    -------------------------------      Director                               September 19, 1996
          William H. McAleer

           /s/ KIETH E. SORENSON
    -------------------------------      Director                               September 19, 1996
           Kieth E. Sorenson

          /s/ CONRAD J. WREDBERG
    -------------------------------      Director                               September 19, 1996
          Conrad J. Wredberg

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53458, 33-36138, 33-38886,33-86288 and 33-63135)
and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-62703) of Truevision, Inc. of our report dated July 30, 1996 appearing on page 28 in this Annual Report on Form 10-K.

PRICE WATERHOUSE LLP
San Jose, California
September 18, 1996

                                TRUEVISION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED JUNE 29, 1996, JULY 1, 1995 AND JUNE 30, 1994
                                 (IN THOUSANDS)

                                                   ADDITIONS
                                            ------------------------
                                 BALANCE    CHARGED TO   CHARGED TO   DEDUCTIONS   BALANCE AT
                                BEGINNING    COSTS AND      OTHER        FROM        END OF
                                OF PERIOD   EXPENSES (1)  ACCOUNTS    RESERVES (2)   PERIOD
                               -----------  -----------  -----------  -----------  -----------
Allowance for sales returns,
 doubtful accounts and price
 protection:
  1996.......................   $   1,291    $     472           --    $     745    $   1,018
  1995.......................   $   1,360    $     381    $     228    $     678    $   1,291
  1994.......................   $   4,018    $   1,276           --    $   3,934    $   1,360
Reserves for inventory:
  1996.......................   $   1,514    $     687           --    $     983    $   1,218
  1995.......................   $   3,713    $     845           --    $   3,044    $   1,514
  1994.......................   $   2,289    $   2,906           --    $   1,482    $   3,713

- ------------------------
(1) With respect to the allowance for receivables, amounts include charges to net sales for sales returns.

(2) With respect to the allowance for receivables, amounts include charges to reserves for sales returns. With respect to reserves for inventory, amounts exclude cost of sales write downs of inventory.