Form 10-Q
period 1996-09-28
TRUEVISION INC
filed 1996-11-12
CIK 833619

===============================================================================


                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549


                                       ---------------

                                           FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 28, 1996      Commission file number 000-18404


                                     ---------------


                                     TRUEVISION, INC.
                  (Exact name of registrant as specified in its charter)


                                     ---------------


                DELAWARE                                 77-0161747
        (State of Incorporation)            (I.R.S. Employer Identification No.)

2500 WALSH AVENUE, SANTA CLARA, CALIFORNIA                   95051
(Address of principal executive offices)                  (Zip Code)

           Registrant's telephone number, including area code (408) 562-4200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       X         No         .
                                                  ------           ------

Number of shares of Common Stock outstanding as of September 28, 1996: 12,675,997


===============================================================================

                                  INDEX
                            TRUEVISION, INC.

                                                                       Page
PART I - FINANCIAL INFORMATION                                        Number
------------------------------                                        ------

      Item 1:  Consolidated Interim Financial Statements

               Consolidated Interim Balance Sheets -
               September 28, 1996 and June 29, 1996                        3

               Consolidated Interim Statements of Operations-
               Three months ended September 28, 1996                       4
               and September 30, 1995

               Consolidated Interim Statements of Cash Flows-
               Three months ended September 28, 1996                       5
               and September 30, 1995

               Notes to Consolidated Interim Financial Statements          6

      Item 2:  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

PART II - OTHER INFORMATION
---------------------------

      Item 4:  Submission of Matters to a Vote of Security Holders        17

      Item 6:  Exhibits and Reports on Form 8-K                           17

SIGNATURES                                                                18
----------

                             PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)


                                                         Sept. 28,    June 29,
                                                           1996         1996
-------------------------------------------------------  --------     --------
(In thousands)


ASSETS

Current assets:

  Cash and cash equivalents                             $  6,399      $  6,101
  Accounts receivable, net                                 3,929        17,413
  Inventory                                               16,838         9,627
  Prepaid expenses and other assets                        1,454         1,662
  Deferred income taxes                                       60            60
  Income taxes receivable                                    230           230
                                                        --------       -------
    Total current assets                                  28,910        35,093

Property and equipment, net                                2,848         3,131
Other assets, net                                            249           251
Deferred income taxes                                      1,453         1,453
                                                        --------        ------

    Total assets                                        $ 33,460      $ 39,928
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                         $ 3,484      $  3,437
  Accounts payable                                         7,602         6,288
  Accrued employee compensation                              948           541
  Other accrued liabilities                                2,316         2,165
  Current portion of long-term obligations                   132           243
                                                          ------      --------

    Total current liabilities                             14,482        12,674

Long-term obligations                                        127           151
                                                        --------      --------

    Total liabilities                                     14,609        12,825
                                                        --------      --------

Stockholders' equity:
  Preferred stock                                             --           --
  Common stock                                            52,870        52,680
  Accumulated deficit                                    (33,768)      (25,352)
  Cumulative translation adjustment                         (251)         (225)
                                                          -------     ---------
  Total stockholders' equity                              18,851        27,103
                                                          -------     ---------
  Total liabilities and stockholders' equity             $33,460      $ 39,928
                                                         ========      ========

       See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three months ended
                                                           ------------------
                                                           Sept. 28, Sept. 30,
                                                              1996     1995
-------------------------------------------------------   --------- ----------
(In thousands, except per share data)


Net sales                                                  $ 10,048  $ 17,044
Cost of sales                                                 7,372    10,837
                                                           --------  --------
Gross profit                                                  2,676     6,207
                                                           --------  --------

Operating expenses:
  Research and development                                    1,743     1,765
  Selling, general and administrative                         4,290     4,012
                                                           --------  --------
  Total operating expenses                                    6,033     5,777
                                                            -------  --------

Income (loss) from operations                                (3,357)      430
Interest income                                                   3        37
Interest expense                                                (56)      (59)
Other income (expense), net                                    (148)      (27)
                                                           --------- ---------

Income (loss) before provision for income taxes              (3,558)      381

Provision for income taxes                                       --        10
                                                           ---------  ---------

Income (loss) before cumulative effect of change
  in accounting principle                                    (3,558)      371

Cumulative effect of change in accounting principle          (4,858)       --
                                                           ---------  -------
Net income (loss)                                          $ (8,416) $    371
                                                           ========= ========
Per common share:

  Income (loss) before cumulative effect of
  change in accounting principle                           $  (0.28) $   0.03

  Cumulative effect of change in accounting                $  (0.38) $     --
  principle
  Net income (loss)                                        $  (0.66) $   0.03

Weighted average common shares and equivalents               12,676    13,333


       See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Three months ended
                                                            ------------------
                                                            Sept. 28, Sept. 30,
                                                               1996    1995
--------------------------------------------------------  ----------- --------
(In  thousands)


OPERATING CASH FLOWS:

Net  income (loss)                                         $ (8,416) $    371
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting principle         4,858        --
  Provision for doubtful accounts                               100       177
  Depreciation and amortization                                 569       489
  Loss on disposal of fixed assets                                8        49
  Income tax benefit from disqualifying dispositions of
    employee stock options                                       --       206
  Other                                                         (26)      (12)
Changes in assets and liabilities:
  Accounts receivable                                         3,312    (3,338)
  Inventory                                                  (1,997)     (384)
  Prepaid expenses and other assets                             208     3,147
  Accounts payable                                            1,314      (428)
  Accrued employee compensation                                 407       (47)
  Other accrued liabilities                                     151      (957)
  Litigation settlement                                          --    (6,600)
                                                            -------   --------

Net cash provided by (used in) operating activities             488    (7,327)
                                                            -------   --------

INVESTING CASH FLOWS:
Acquisition of property and equipment                          (132)     (355)
Acquisition of other assets                                    (160)      (32)
                                                           --------  ---------

Net cash used in investing activities                          (292)     (387)
                                                           --------  ---------
FINANCING CASH FLOWS:
Proceeds from line of credit, net                                47       180
Repayment of long-term obligations                             (135)      (44)
Issuance of common stock, net                                   190     5,010
                                                           --------  ---------

Net cash provided by financing activities                       102     5,146
                                                           --------  ---------

Net increase (decrease) in cash and cash equivalents            298    (2,568)

Cash and cash equivalents, beginning of period                6,101    10,377
                                                           --------  --------

Cash and cash equivalents, end of period                   $  6,399  $  7,809
                                                           ========  ========

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                                  $    56  $     59
  Income taxes                                              $    79  $     13
Noncash investing and financing activities:
  Property and equipment acquired under capital leases      $    --  $    225


       See accompanying notes to Consolidated Interim Financial Statements.

                          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                (UNAUDITED)

NOTE 1.  Basis of Presentation


     The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair statement of the results for the interim periods presented. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996.

     The results of operations for the three-month period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 1997.

     During fiscal 1995, the Company changed to a fiscal calendar and its reporting year ends on the Saturday closest to June 30.


NOTE 2.  Inventory

     A summary of inventory follows (in thousands):

                                                           Sept. 28,  June 29,
                                                             1996       1996
                                                           --------  ---------


Purchased parts and subassemblies                          $  3,865   $  4,194
Work-in-progress                                              2,635      1,237
Finished goods                                                6,003      4,196
Finished goods held by distributors                           4,335         --
                                                           --------   --------
Total                                                      $ 16,838   $  9,627
                                                           ========   ========


NOTE 3.  Property and Equipment

     A summary of property and equipment follows (in thousands):


                                                           Sept. 28,   June 29,
                                                             1996        1996
                                                           --------- ----------
Computer equipment and machinery                           $ 11,906  $  12,758
Furniture and fixtures                                          881        819
Leasehold improvements                                           98        105
                                                           --------  ---------
  Subtotal                                                   12,885     13,682
Less:  Accumulated depreciation                             (10,037)   (10,551)
                                                           --------- ---------
Total                                                      $  2,848  $   3,131
                                                           ========  =========

NOTE 4.  Accounting Change - Recognition of Distributor Revenue

     Revenue from product sales to OEM and other end users is recognized upon shipment. In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company recognizes revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue will be recorded as deferred revenue.
The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

     The cumulative effect on prior years of changing the accounting method was $4.9 million, or $0.38 per share. This amount was expensed in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended September 30, 1995 assuming the new method of accounting had been applied retroactively would be net sales of $15.6 million and a net loss of $0.3 million, or $0.03 per share.

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

RESULTS OF OPERATIONS

     On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting. For a more complete discussion, see "Accounting Change". The following table sets forth net sales and gross profit on a pro forma basis for the quarters ended September 30, 1995 and June 29, 1996 assuming the new method had been applied retroactively to all periods (in millions):


                                          SEPT. 28,     SEPT. 30,     JUNE 29,
                                            1996          1995          1996
                                          ---------     ---------     --------

NET SALES:

  OEM                                     $     2.0     $     9.5     $    5.9
  Retail/Distribution                           8.0           6.1*         8.2*
                                          ---------     ---------     --------
    Total net sales                       $    10.0     $    15.6     $   14.1
                                          =========     =========     ========
GROSS PROFIT                              $     2.7     $     5.5     $    6.0
                                          =========     =========     ========

* As compared to net sales of $7.5 million and $11.6 million for the quarters ended September 30, 1995 and June 29, 1996, respectively, under the previous accounting method.

     NET SALES. Net sales were $10.0 million for the quarter ended September 28, 1996, a pro forma decrease of $5.6 million, or 36%, from the quarter ended September 30, 1995, and a pro forma decrease of $4.1 million, or 29%, from the quarter ended June 29, 1996. International net sales represented 29% of net sales for the quarter ended September 28, 1996, compared to 20% for the quarter ended September 30, 1995, and 28% for the quarter ended June 29, 1996.

     OEM sales were $2.0 million for the quarter ended September 28, 1996, a decrease of $7.5 million, or 79%, from the quarter ended September 30, 1995, and a decrease of $3.9 million, or 66%, from the quarter ended June 29, 1996. The decrease in OEM business from the prior quarters was primarily due to a reduction in sales to Avid Technology, Inc. ("Avid") as discussed below.

     During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during calendar years 1995 through 1997. The agreement also provided Avid the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid would be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that were used by Avid and a fully paid license for Avid to manufacture the current products used by Avid was negotiated. The Company has no further obligations to Avid. As a result, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. Avid accounted for 35.9% and 15.7% of net sales for fiscal 1996 and fiscal 1995, respectively.

     Sales to the retail/distribution channel during the quarter ended September 28, 1996 were $8.0 million, compared to pro forma $6.1 million for the quarter ended September 30, 1995, and pro forma $8.2 million for the quarter ended June 29, 1996. Sales to the retail/distribution channel during the first quarter of fiscal 1997 were adversely impacted by delays in the availability of third-party software applications. Future sales could be adversely impacted by the availability of third-party software applications.

     Truevision's non-OEM customers generally have not place scheduled orders in advance and, historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and continued sell-through of products by the distribution channel, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

     Net sales for the quarters ended September 30, 1995 and June 29, 1996 included $0.2 million and $1.9 million, respectively, of revenues from license fees under product license agreements (including the $1.45 million Avid product license buyout in the June quarter of 1996 discussed above) and engineering services revenue from a product design and development agreement. There were no such revenues recorded during the quarter ended
September 28, 1996.

     GROSS PROFIT. The Company had a gross profit of $2.7 million, or 27% of net sales, during the quarter ended September 28, 1996, compared to pro forma $5.5 million, or 35% of net sales, for the quarter ended September 30, 1995, and pro forma $6.0 million, or 43% of net sales, in the quarter ended June 29, 1996. The Company's gross margins decreased primarily due to a write-down of certain inventory values to lower of cost or market, reduction of certain products average selling prices and absorption of period costs over a lower sales base. Additionally, the gross profit for the quarters ended September 30, 1995 and June 29, 1996 is higher than normal due to revenue from license fees and engineering services revenue for the periods.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.7 million for the quarter ended September 28, 1996, compared to $1.8 million for the quarter ended September 30, 1995, and $1.9 million for the quarter ended June 29, 1996. In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars will remain relatively constant through the remainder of fiscal 1997.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.3 million for the quarter ended September 28, 1996, compared to $4.0 million for the quarter ended September 30, 1995, and $4.3 million for the quarter ended June 29, 1996. The Company has taken actions to reduce the Company's overhead costs through the remainder of fiscal 1997.

     OTHER INCOME (EXPENSE). Other expense for the quarter ended September 28, 1996 is comprised primarily of residual expenses associated with the old RasterOps product line.

ACCOUNTING CHANGE

     In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company recognizes revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue will be recorded as deferred revenue. As a result, the Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

     The cumulative effect on prior years of changing the accounting method was $4.9 million, or $0.38 per share. This amount was expensed in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended September 30, 1995 assuming the new method had been applied retroactively would be net sales of $15.6 million and a net loss of $0.3 million, or $0.03 per share.

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended September 28, 1996, the Company had cash and cash equivalents of $6.4 million, compared to $6.1 million at June 29, 1996. Net cash provided by operations was $0.5 million in the quarter ended September 28, 1996, compared to $7.3 million used in operations in the quarter ended September 30, 1995. During the first quarter of fiscal 1996, cash flow from operations was negatively impacted by the Company's settlement payment in August 1995 related to the stockholders class action lawsuit, and an increase of accounts receivable due to increased revenues and the timing of revenues (i.e., late in the quarter).

     Net cash used in investing activities was $0.3 million in the quarter ended September 28, 1996, compared to $0.4 million in the quarter ended September
30. 1995. The Company spent approximately $0.1 million and $0.4 million for new equipment in the quarters ended September 28, 1996 and September 30, 1995, respectively. Additionally, the Company acquired equipment under capital leases totaling $0.2 million in the first quarter of fiscal 1996.
The Company has no material commitments for the purchase of capital equipment.

     Net cash provided by financing activities was $0.1 million in the quarter ended September 28, 1996, compared to $5.1 million in the quarter ended September 30, 1995. In August 1995, the Company issued 650,000 shares of its common stock in a private placement to investors.

     The Company satisfied its cash requirements for the quarter ended September 28, 1996 primarily from its beginning balance of $6.1 million, cash provided by operations and proceeds from sales under the employee stock purchase plan and stock options exercised. For the quarter ended September 30, 1995, the Company's cash requirements were satisfied primarily from its beginning balance of $10.4 million, and funds generated from the issuance of 650,000 shares of the Company's common stock in August 1995. The Company has a bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The credit agreement contains various financial covenants, including maintaining certain financial ratios and tests. The primary financial covenants include quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. At September 28, 1996, the Company was in violation of certain of the covenants. However, a waiver has been obtained from the bank and the Company is in the process of re-negotiating the covenants. As of September 28, 1996, the Company had borrowings of $3.5 million under the bank line of credit.

     The Company believes that its current cash and cash generated from operations together with its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next year at its current level of operations, but may not be sufficient to allow for significant changes in operating level.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     SUBSTANTIAL RECENT OPERATING LOSSES. From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million or 16%. In addition, the Company experienced significant operating losses during such periods. During the first fiscal quarter of 1997, the Company again experienced a significant operating loss. There can be no assurance that net sales will not decline in the future, or that the Company will not experience significant operating losses in the future. Since inception and as of September 28, 1996, the Company had an accumulated deficit of $33.8 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will operate profitably.

     SIGNIFICANT VOLATILITY IN OPERATING RESULTS. In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, and changes in product or distribution channels. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles. Furthermore, the Company adopted a deferred revenue recognition policy with respect to sales made through distributors. While the Company believes that such a method is more conservative and better reflects sales performance of the Company's products, such a method is likely to be more seasonally volatile than a revenue recognition policy based on shipments to distributors.

     The volume and timing of recognition of revenue from distributors and orders received from other direct customers during a quarter are difficult to forecast. Truevision's customers (other than some OEM customers) generally do not place scheduled orders in advance and, as a result, backlog at the beginning of each quarter represents only a small percentage of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received by the Company and sales made by distributors during a quarter, which are difficult to forecast. As a result, a shortfall in sales in any quarter in comparison to expectations may not be identifiable until the end of the quarter. In addition, in large part due to delays in receipt of component supplies, release of new products which introduce manufacturing delays, and the timing of orders received from certain customers, the Company has in the past recorded a substantial portion of its net sales in the last weeks of the quarter. Notwithstanding the difficulty in forecasting future sales, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in net sales in a given quarter may disproportionately impact the Company's business, financial condition and results of operations due to an inability to adjust expenses or inventory during the quarter to match the level of sales for the quarter. Excess inventory could also result in cash flow difficulties as well as expenses associated with inventory write-offs.

     DEPENDENCE ON KEY CUSTOMERS. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to Avid Technology and other key customers. In addition, these key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 1996 and 1995, Avid accounted for 35.9% and 15.7%, respectively, of the Company's net sales,. Also, the Company's agreement with Avid provides that Avid has the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid will be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid. Because Avid and the Company negotiated a fully paid license for Avid to manufacture the current products used by Avid, which are not the Company's most advanced product offering, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. This will have a negative impact on the Company's net sales in future periods when compared with prior periods.

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

     DISCONTINUANCE OF RASTEROPS GRAPHICS PRODUCTS; INCREASING DEPENDENCE ON TRUEVISION VIDEO PRODUCTS. In the past, the Company derived a significant portion of its net sales from sales of the RasterOps color graphics products, including monitors for the Apple Macintosh computer platform. For fiscal 1994, 1995 and 1996, sales of the RasterOps product line accounted for $46.1 million (or 58.2%), $21.0 million (or 31.7%), and $0.9 million (or 1.2%), respectively, of the Company's net sales. In particular, sales of the Company's RasterOps monitor products contributed $30.4 million, $13.7 million and $0.0 million to the Company's net sales in fiscal 1994, 1995 and 1996, respectively. The Company does not anticipate that their will be any material revenues in the future derived from the RasterOps product line. This shift in contribution resulted in part from a reduction in demand for RasterOps products due primarily to intensified competition, particularly late in the first quarter of fiscal 1995, and Apple Computer Inc.'s ("Apple") integration of graphics acceleration features into its Macintosh computers. In addition, the RasterOps monitor business was receiving increased competition with the entry of large competitors such as Apple and Sony into the market for computer monitors. As a result of the increased competition and declining profit margins for the RasterOps product line, the Company decided to eliminate all RasterOps products (including its monitor products) and to shift its focus from the RasterOps product line to the Truevision product line. The accumulated charges associated with the Company's restructuring aggregated $10.1 million in fiscal 1995 and 1994. In light of the decline in sales of the RasterOps product line, the Company's future operating results will substantially depend on sales of the Truevision product line. There can be no assurance that the Company will be successful in maintaining or increasing sales of the Truevision product line.

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

     The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventories. The more significant financial covenants of the current line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. The Company is currently and has in the past been in violation of certain of the covenants, in each instance, a waiver of such violations has been obtained from the bank. Although the Company currently has a waiver of its covenant violation from the bank, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

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

     DEPENDENCE ON SOFTWARE DEVELOPERS. The Company's open system strategy places greater reliance by the Company on the development efforts of software developers such as Adobe, Avid, D Vision, in:sync, Kinetix (Autodesk), Macromedia, Scitex, SoftImage (Microsoft) and others. Other than its ability to provide development assistance and marketing and other support, the Company has little or no control of the time of introduction of these developers software applications or their feature sets. To enable to Company to compete successfully with providers of complete systems such as Avid, Data Translation and Scitex, among others, it is imperative that independent software applications of sufficient quality are available at a competitive price, both of which are out of the Company's ability to control. Several of these independent software developers have experienced delays in releasing their software applications which have in turn adversely impacted the ability of the Company's products to compete effectively in the market. The Company believes that market pressures will force application vendors to offer ever increasing feature sets and performance at ever decreasing prices; however there can be no assurance that this would ever happen or that it would happen in a timely enough manner to avoid having an material adverse impact on the Company's net sales and results of operations.

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

                             PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on October 24, 1996, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated September 20, 1996, the following matters were submitted to the Company's stockholders. Set forth after each nominee for director are the number of votes for and the number of votes withheld and for each other matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

     (1)  the election of Walter W. Bregman (10,939,757 : 490,850),
Louis J. Doctor, (10,941,357 : 489,250), Gordon E. Eubanks, Jr. (10,410,151 :
1,020,456), William H. McAleer (10,939,758 : 490,849), Kieth E. Sorenson
(10,884,471 : 546,136), and Conrad J. Wredberg (10,412,451 : 1,018,156) as
directors of the Company; and

     (2) the approval of an amendment to the Company's Amended 1988 Incentive Stock Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 600,000 shares (7,953,456 : 3,320,508 : 58,013 :
98,630); and

     (3) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for fiscal 1997 (11,382,462 : 22,745 :
25,400 : 0).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          18   Preferability Letter from Independent Accountants
               re: Change in Accounting Principle

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended September 28, 1996.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 12, 1996          by:  /s/  R. JOHN CURSON
                                      --------------------
                                           R. John Curson

                                    Senior Vice President, Chief Financial
                                          Officer and Secretary
                         (signing as duly authorized signatory on behalf of the
                          registrant and in his capacity as principal financial
                                         officer of the registrant.)