Form 10-Q
period 1996-12-28
TRUEVISION INC
filed 1997-02-11
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                            -----------------------------




                                      FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 28, 1996         Commission file number 000-18404




                            -----------------------------

                                   TRUEVISION, INC.
                (Exact name of registrant as specified in its charter)


                            -----------------------------




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
                                                     -------       -------

     Number of shares of Common Stock outstanding as of December 28, 1996:
12,678,601



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX
                                   TRUEVISION, INC.





                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
------------------------------                                        ----------

     Item 1:   Consolidated Interim Financial Statements

               Consolidated Interim Balance Sheets -
               December 28, 1996 and June 29, 1996                          3

               Consolidated Interim Statements of Operations -
               Three months ended December 28, 1996 and
               December 30, 1995, and six months ended
               December 28, 1996 and December 30, 1995                      4

               Consolidated Interim Statements of Cash Flows -
               Six months ended December 28, 1996 and
               December 30, 1995                                            5

               Notes to Consolidated Interim Financial Statements           6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

PART II - OTHER INFORMATION
---------------------------

     Item 6:   Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                 20
----------

                            PART I - FINANCIAL INFORMATION


TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

                                                        Dec. 28,       June 29,
                                                          1996           1996
-------------------------------------------------       --------       --------
(In thousands)

ASSETS

Current assets:
  Cash and cash equivalents                             $  3,949       $  6,101
  Accounts receivable, net                                 4,422         17,413
  Inventory                                               15,274          9,627
  Prepaid expenses and other assets                        1,345          1,662
  Deferred income taxes                                       60             60
  Income taxes receivable                                    230            230
                                                       ---------       --------
    Total current assets                                  25,280         35,093
Property and equipment, net                                3,014          3,131
Other assets, net                                            247            251
Deferred income taxes                                      1,453          1,453
                                                       ---------       --------
    Total assets                                        $ 29,994       $ 39,928
                                                       ---------       --------
                                                       ---------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                        $  3,565       $  3,437
  Accounts payable                                         4,747          6,288
  Accrued employee compensation                              953            541
  Advances on inventory held by distributors                 739             --
  Other accrued liabilities                                1,650          2,165
  Current portion of long-term obligations                   281            243
                                                       ---------       --------
    Total current liabilities                             11,935         12,674
Long-term obligations                                        112            151
                                                       ---------       --------
    Total liabilities                                     12,047         12,825
                                                       ---------       --------
Stockholders' equity:
  Preferred stock                                             --             --
  Common stock                                            52,878         52,680
  Accumulated deficit                                    (34,751)       (25,352)
  Cumulative translation adjustment                         (180)          (225)
                                                       ---------       --------
    Total stockholders' equity                            17,947         27,103
                                                       ---------       --------
    Total liabilities and stockholders' equity          $ 29,994       $ 39,928
                                                       ---------       --------
                                                       ---------       --------

         See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three months ended               Six months ended
                                                         --------------------         -------------------------

                                                         Dec. 28,       Dec. 30,       Dec. 28,       Dec. 30,
                                                           1996           1995           1996            1995
---------------------------------------------------      --------       --------       --------       --------
(In thousands, except per share data)

Net sales                                               $ 10,911       $ 18,174       $ 20,959       $ 35,218

Cost of sales                                              6,750         11,180         14,122         22,017
                                                        --------       --------       --------       --------
Gross profit                                               4,161          6,994          6,837         13,201
                                                        --------       --------       --------       --------
Operating expenses:

   Research and development                                1,517          1,746          3,260          3,511

   Selling, general and administrative                     3,324          4,199          7,614          8,211
                                                        --------       --------       --------       --------
   Total operating expenses                                4,841          5,945         10,874         11,722
                                                        --------       --------       --------       --------
Income (loss) from operations                               (680)         1,049         (4,037)         1,479

Interest income                                                1              1              3             36

Interest expense                                             (72)           (71)          (127)          (128)
Other income (expense), net                                 (232)          (101)          (380)          (128)
                                                        --------       --------       --------       --------
Income (loss) before provision for income taxes             (983)           878         (4,541)         1,259
 and cumulative effect of change in accounting
 principle

Provision for income taxes                                   --              26            --              36
                                                        --------       --------       --------       --------
Income (loss) before cumulative effect of change
 in accounting principle                                   (983)           852         (4,541)         1,223
Cumulative effect of change in accounting
 principle                                                   --             --         (4,858)            --
                                                        --------       --------       --------       --------
Net income (loss)                                        $  (983)        $  852       $ (9,399)      $  1,223
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

Per common share:

   Income (loss) before cumulative effect of
   change in accounting principle                        $ (0.08)       $  0.06       $  (0.36)       $  0.09
   Cumulative effect of change in accounting
   principle                                             $    --        $    --       $  (0.38)       $    --

   Net income (loss)                                     $ (0.08)       $  0.06       $  (0.74)       $  0.09

Weighted average common shares and equivalents            12,679         13,587         12,677         13,486






            See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Six months ended
                                                                           -----------------------
                                                                           Dec. 28,       Dec. 30,
                                                                             1996           1995
----------------------------------------------------                       --------       --------
(in thousands)

OPERATING CASH FLOWS:
Net income (loss)                                                          $ (9,399)        $ 1,223
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Cumulative effect of change in accounting principle                        4,858              --
   Provision for doubtful accounts                                              162             (58)
   Depreciation and other amortization                                        1,144             945
   (Gain) loss on disposal of fixed assets                                      (16)             58
   Income tax benefit from disqualifying dispositions of employee
      stock options                                                              --             301
    Other                                                                        45             (40)
 Changes in assets and liabilities:
    Accounts receivable                                                       2,607          (4,262)
    Inventory                                                                  (435)         (1,002)
    Prepaid expenses and other assets                                           317          2,915
    Income taxes receivable                                                      --              68
    Accounts payable                                                         (1,541)           (838)
    Accrued employee compensation                                               412              81
    Advances on inventory held by distributors                                  739              --
    Other accrued liabilities                                                  (515)         (1,610)
    Accrued litigation settlement                                                --          (6,600)
                                                                           --------         -------
 Net cash used in operating activities                                       (1,622)         (8,819)
                                                                           --------         -------
 INVESTING CASH FLOWS:
 Acquisitions of property and equipment                                        (540)           (566)
 Acquisitions of other assets                                                  (315)            (33)
                                                                           --------         -------
 Net cash used in investing activities                                         (855)           (599)
                                                                           --------         -------
 FINANCING CASH FLOWS:
 Proceeds from line of credit, net                                              128             837
 Borrowings (repayments) of debt obligations, net                                (1)            (71)
 Issuance of common stock, net                                                  198           4,573
                                                                           --------         -------
 Net cash provided by financing activities                                      325           5,339
                                                                           --------         -------
Net decrease in cash and cash equivalents                                    (2,152)         (4,079)
Cash and cash equivalents, beginning of period                                6,101          10,377
                                                                           --------         -------
Cash and cash equivalents, end of period                                   $  3,949        $  6,298
                                                                           --------         -------
                                                                           --------         -------
 SUPPLEMENTAL DISCLOSURE:
 Cash paid during the period for:
   Interest                                                                $    127        $    128
   Income taxes                                                            $     79        $     13
Noncash investing and financing activities:
   Property and equipment acquired under capital leases                    $     --        $    399
   Property and equipment transferred from inventory                       $    152        $     --


            See accompanying notes to Consolidated Interim Financial Statements.

                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.  Basis of Presentation

 The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the interim periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996.

 The results of operations for the three month and six month periods ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997.

 During fiscal 1995, the Company changed to a fiscal calendar and its reporting year ends on the Saturday closest to June 30.

NOTE 2.  Inventory

 A summary of inventory follows (in thousands):

                                          Dec. 28,            June 29,
                                            1996                1996
                                          --------            --------

Purchased parts and subassemblies         $  4,282            $  4,194
Work-in-progress                             2,065               1,237
Finished goods                               6,236               4,196
Finished goods held by distributors          2,691                  --
                                          --------            --------
Total                                    $  15,274            $  9,627
                                          --------            --------
                                          --------            --------

NOTE 3.  Property and Equipment

 A summary of property and equipment follows (in thousands):

                                          Dec. 28,            June 29,
                                            1996                1996
                                          --------            --------

Computer equipment and machinery          $ 12,471            $ 12,758
Furniture and fixtures                         807                 819
Leasehold improvements                         171                 105
                                          --------            --------
Subtotal                                    13,449              13,682
Less:  Accumulated depreciation            (10,435)            (10,551)
                                          --------            --------
Total                                     $  3,014            $  3,131
                                          --------            --------
                                          --------            --------

NOTE 4.  Accounting Change - Recognition of Distributor Revenue

 Revenue from product sales to OEM and other end users is recognized upon shipment. In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company recognizes revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

 The cumulative effect on prior years of changing the accounting method was a charge of $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended December 30, 1995 assuming the new method of accounting had been applied retroactively would be net sales of $18.7 million and net income of $1.1 million, or $0.08 per share. The estimated pro forma amounts for the six month period ended December 30, 1995 assuming the new method of accounting had been applied retroactively would be net sales of $34.3 million and a net income of $0.8 million, or $0.08 per share.

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

RESULTS OF OPERATIONS

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

 On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting principle. For a more complete discussion, see "Accounting Change". The following table sets forth net sales and gross profit for the quarters ended December 28, 1996, September 28, 1996, and December 30, 1995. Note, the net sales and gross profit reflected in the table for the quarter ended December 30, 1995 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                                            Dec. 28,       Sept. 28,    Dec. 30,
                                              1996           1996         1995
                                            --------       ---------    --------
NET SALES:

   OEM                                      $    2.3       $     2.0    $  10.4
   Retail/Distribution                           8.6             8.0        8.3*
                                            --------       ---------    --------
       Total net sales                      $   10.9       $    10.0    $  18.7
                                            --------       ---------    --------
                                            --------       ---------    --------

GROSS PROFIT                                $    4.2       $     2.7    $   7.2
                                            --------       ---------    --------
                                            --------       ---------    --------


 * As compared to net sales of $7.8 million for the quarter ended December 30, 1995 under the previous accounting method.

 NET SALES. Net sales were $10.9 million for the quarter ended December 28, 1996, an increase of $0.9 million, or 9%, from the quarter ended September 28, 1996, and a pro forma decrease of $7.8 million, or 42%, from the quarter ended December 30, 1995. International net sales represented 36% of net sales for the quarter ended December 28, 1996, compared to 29% for the quarter ended September 28, 1996, and 24% for the quarter ended December 30, 1995.

 OEM net sales were $2.3 million for the quarter ended December 28, 1996, an increase of $0.3 million, or 15%, from the quarter ended September 28, 1996, and a decrease of $8.1 million, or 78%, from the quarter ended December 30, 1995. The OEM business remained weak during the current quarter compared to the quarter ended December 30, 1995. The decrease in OEM business from the quarter ended December 30, 1995 was primarily due to a reduction in sales to Avid Technology, Inc. ("Avid") as discussed below.

 During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during calendar years 1995 through 1997. The agreement also provided Avid the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid would be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that were used by Avid and a fully paid license for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. Avid accounted for 35.9% and 15.7% of net sales for fiscal 1996 and fiscal 1995, respectively. The Company has no further obligations to Avid.

 Sales to the retail/distribution channel during the quarter ended December 28, 1996 were $8.6 million, compared to $8.0 million for the quarter ended September 28, 1996, and pro forma $8.3 million for the quarter ended December 30, 1995. Sales to the retail/distribution channel increased slightly during the quarter but were adversely impacted by delays in the availability of third party software applications. During the quarter, the Company's software development partners made significant progress toward the completion of new applications for the Company's high-end TARGA 2000 RTX. Two such applications were released in early January. Future sales could be adversely impacted if third party software applications are still not readily available.

 Truevision's non-OEM customers generally have not placed scheduled orders in advance and historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and continued sell-through of products by the distribution channel, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

 OEM net sales for the quarters ended December 28, 1996 and December 30, 1995 included $0.5 million and $0.3 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements. There were no such revenues recorded during the quarter ended September 28, 1996.

 GROSS PROFIT. The Company had a gross profit of $4.2 million, or 38% of net sales, for the quarter ended December 28, 1996, compared to $2.7 million, or 27% of net sales, for the quarter ended September 28, 1996, and pro forma
$7.2 million, or 39% of net sales, for the quarter ended December 30, 1995. The Company's gross margins for the quarter ended September 28, 1996 decreased primarily due to a write-down of certain inventory to lower of cost or market, reduction of certain products'average selling prices and absorption of period costs (i.e., other cost of sales) over a lower sales base. Additionally, the gross profit for the quarter ended December 30, 1995 is slightly higher than normal due to revenue from license fees and engineering services revenue for the period. The revenue from license fees and engineering services revenue for the quarter ended December 28, 1996 approximated the related costs. The Company's lower production levels in the current quarter could result in lower margins in future quarters because the fixed manufacturing overhead costs have been spread over fewer units produced, which may be partially offset by the sale of higher margin products.

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.5 million for the quarter ended December 28, 1996, compared to $1.7 million for the quarters ended September 28, 1996 and December 30, 1995. Research and development expenses for the quarter ended December 28, 1996 decreased primarily due to a shift in resources to support engineering services revenue as discussed above. In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars will increase slightly through the remainder of fiscal 1997.

 The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for broadcast video and color imaging systems and is directly related to timely development of new and enhanced products. The Company, therefore, may experience increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions, or enable to maintain or increase sales.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.3 million for the quarter ended December 28, 1996, compared to $4.3 million for the quarter ended September 28, 1996, and $4.2 million for the quarter ended December 30, 1995. Selling, general and administrative expenses for the current quarter decreased primarily due to lower variable costs related to lower sales levels and the Company's efforts to reduce expense levels.

 OTHER INCOME (EXPENSE). Other expense for the quarter ended December 28, 1996 is comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the old RasterOps product line. Other expense for the quarter ended December 30, 1995 is comprised primarily of residual expenses associated with the old RasterOps product line.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR YEAR SIX MONTH PERIOD

 On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting. For a more complete discussion, see "Accounting Change". The following table sets forth net sales and gross profit for the six-month period ended December 28, 1996 and December 30, 1995. Note, the net sales and gross profit reflected in the table for the six month period ended September 30, 1995 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                                               Six months ended
                                          ----------------------------
                                           Dec. 28,           Dec. 30,
                                            1996                1995
                                          ---------           --------
NET SALES:
   OEM                                      $   4.4            $  19.9
   Retail/Distribution                         16.6               14.4*
                                          ---------           --------
      Total net sales                       $  21.0            $  34.3
                                          ---------           --------
                                          ---------           --------

GROSS PROFIT                                $   6.8            $  12.7
                                          ---------           --------
                                          ---------           --------

 * As compared to net sales of $15.3 million for the six month period quarter ended December 30, 1995 under the previous accounting method.

 NET SALES. Net sales were $21.0 million for the six month period ended December 28, 1996, a pro forma decrease of $13.3 million, or 39%, from the six month period ended December 30, 1995. International net sales represented 33% for the six month period ended December 28, 1996, compared to 22% for the six month period ended December 30, 1995.

 OEM net sales were $4.4 million for the six month period ended December 28, 1996, a decrease of $15.5 million, or 78%, from the six month period quarter ended December 30, 1995. The OEM business remained weak during the current six month period compared to the six month period ended December 30, 1995. The decrease in OEM business from the six month period quarter ended December 30, 1995 was primarily due to a reduction in sales to Avid Technology, Inc. ("Avid") as discussed below.

 During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during calendar years 1995 through 1997. The agreement also provided Avid the right to manufacture certain Truevision products rather than purchasing them from the Company and Avid would be required to pay related royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that were used by Avid and a fully paid license for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. Avid accounted for 35.9% and 15.7% of net sales for fiscal 1996 and fiscal 1995, respectively. The Company has no further obligations to Avid.

 Sales to the retail/distribution channel for the six month period ended December 28, 1996 were $16.6 million, compared to pro forma $14.4 million for the six month period ended December 30, 1995. Sales to the retail/distribution channel for the six month period ended December 28, 1996 increased primarily due to the addition of the RTX and Bravado product lines but sales were still adversely impacted by delays in the availability of third party software applications. During the second quarter of fiscal 1997, the Company's software development partners made significant progress toward the completion of new applications for the Company's high-end TARGA 2000 RTX. Two such applications were released in early January. Future sales could be adversely impacted if third party software applications are still not readily available.

 Truevision's non-OEM customers generally have not placed scheduled orders in advance and historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and continued sell-through of products by the distribution channel, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

 OEM net sales for each of the six month periods ended December 28, 1996 and December 30, 1995 included $0.5 million each revenues from license fees under product license agreements and engineering services revenue from product design and development agreements.

 GROSS PROFIT. The Company had a gross profit of $6.8 million, or 32% of net sales, for the six month period ended December 28, 1996, compared to pro forma $12.7 million, or 37% of net sales, for the six month period ended December 30, 1995. The Company's gross margins decreased primarily due to a write-down of certain inventory to lower of cost or market, reduction of certain products'average selling prices and absorption of period costs (i.e., other cost of sales) over a lower sales base during the first quarter of fiscal 1997. Additionally, the gross profit for the six month period ended December 30, 1995 is slightly higher than normal due to revenue from license fees and engineering services revenue for the period. The Company's lower production levels in the second quarter of fiscal 1997 could result in lower margins in future quarters because the fixed manufacturing overhead costs have been spread over fewer units produced, which may be partially offset by the sale of higher margin products.

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.3 million for the six month period ended December 28, 1996, compared to $3.5 million for the six month period ended December 30, 1995. Research and development expenses for the current six month period decreased primarily due to a shift in resources to support engineering revenue as discussed above. In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars will increase slightly through the remainder of fiscal 1997.

 The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for broadcast video and color imaging systems and is directly related to timely development of new and enhanced products. The Company, therefore, may experience increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions, or enable to maintain or increase sales.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7.6 million for the six month period ended December 28, 1996, compared to $8.2 million for the six month period ended December 30, 1995. Selling, general and administrative expenses for the current six month period decreased primarily due to lower variable costs related to lower sales levels and the Company's efforts to reduce expense levels.

 OTHER INCOME (EXPENSE). Other expense for the six month period ended December 30, 1996 is comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the old RasterOps product line. Other expense for the six month period ended December 30, 1995 is comprised primarily of residual expenses associated with the old RasterOps product line.

ACCOUNTING CHANGE

 In the quarter ended December 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company recognizes revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

 The cumulative effect on prior years of changing the accounting method was a charge of $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. This amount was expensed in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended December 30, 1995 assuming the new method of accounting had been applied retroactively would be net sales of $18.7 million and net income of $1.1 million, or $0.08 per share. The estimated pro forma amounts for the six month period ended December 30, 1995 assuming the new method of accounting had been applied retroactively would be net sales of $34.3 million and a net income of $0.8 million, or $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

 At December 28, 1996, the Company had cash and cash equivalents of $3.9 million, compared to $6.1 million at June 29, 1996. Net cash used in operations was $1.6 million during the six month period ended December 28, 1996, compared to $8.8 million during the six month period ended December 30, 1995. During the first six months of fiscal 1996, cash flow from operations was negatively impacted by the Company's settlement payment in August 1995 related to the stockholders class action lawsuit, and an increase of accounts receivable due to increased revenues and the timing of revenues (i.e., late in the quarter).

 Net cash used in investing activities was $0.9 million during the six month period ended December 28, 1996, compared to $0.6 million during the six month period ended December 30. 1995. The Company spent approximately $0.6 million for new equipment during each of the six month periods ended December 28, 1996 and December 30, 1995. Additionally, the Company acquired equipment under capital leases totaling $0.4 million during the six month ended December 30, 1995. The Company has no material commitments for the purchase of capital equipment.

 Net cash provided by financing activities was $0.3 million in the six month period ended December 28, 1996, compared to $5.3 million during the six month period ended December 30, 1995. In August 1995, the Company issued 650,000 shares of its common stock in a private placement to investors.

 The Company satisfied its cash requirements for the six month period ended December 28, 1996 primarily from its beginning balance of $6.1 million, and proceeds from sales of stock under the employee stock purchase plan and stock options exercised. For the six month period ended December 30, 1995, the Company's cash requirements were satisfied primarily from its beginning balance of $10.4 million, and funds generated from the issuance of 650,000 shares of the Company's common stock in August 1995. The Company has a bank line of credit agreement allowing it to borrow up to $7 million based upon percentages of eligible accounts receivable. The credit agreement contains various financial covenants, including maintaining certain financial ratios and tests. The primary financial covenants include quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. At December 28, 1996, the Company was in violation of certain financial covenants. However, a waiver has been obtained from the bank and the Company is in the process of re-negotiating the covenants. As of December 28, 1996, the Company had borrowings of $3.6 million under the bank line of credit.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

 SUBSTANTIAL RECENT OPERATING LOSSES. From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million or 16%. In addition, the Company experienced significant operating losses during such periods. During the first and second fiscal quarters of 1997, the Company again experienced significant operating losses. There can be no assurance that net sales will not decline in the future, or that the Company will not experience significant operating losses in the future. Since inception and as of December 28, 1996, the Company had an accumulated deficit of $34.8 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will operate profitably.

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

 The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable. The more significant financial covenants of the current line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. The Company is currently and has in the past been in violation of certain of the covenants, in each instance, a waiver of such violations has been obtained from the bank. Although the Company currently has a waiver of its covenant violations from the bank, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               None.

          (b)  Reports on Form 8-K
               There were no reports on Form 8-K filed for the quarter ended December 28, 1996.

 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  February 10, 1997      by:     /s/ R. John Curson
                                  ------------------------------------------
                                           R. John Curson
                                  Senior Vice President, Chief Financial
                                          Officer and Secretary
                                  (signing as duly authorized signatory on
                                     behalf of the registrant and in his
                                   capacity as principal financial officer
                                           of the registrant.)