Form 10-Q
period 1997-03-29
TRUEVISION INC
filed 1997-05-13
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                          ------------------------------------

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended March 29, 1997      Commission file number 000-18404

                          ------------------------------------

                                   TRUEVISION, INC.
                (Exact name of registrant as specified in its charter)

                          ------------------------------------

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
                                                ----------         ---------


    Number of shares of Common Stock outstanding as of March 29, 1997:
12,727,920

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX
                                   TRUEVISION, INC.


                                                                         Page
PART I - FINANCIAL INFORMATION                                          Number
                                                                        ------
    Item 1:   Consolidated Interim Financial Statements

              Consolidated Interim Balance Sheets -
              March 29, 1997 and June 29, 1996                              3

              Consolidated Interim Statements of Operations - Three months ended March 29, 1997 and March 30, 1996, and nine months
              ended March 29, 1997 and March 30, 1996                       4

              Consolidated Interim Statements of Cash Flows -
              Nine months ended March 29, 1997 and March 30, 1996           5

              Notes to Consolidated Interim Financial Statements            6

    Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

PART II - OTHER INFORMATION

    Item 6:   Exhibits and Reports on Form 8-K                             20


SIGNATURES                                                                 21

                         PART I--FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

                                                   MARCH 29,       JUNE 29,
                                                     1997            1996
------------------------------------------------   ---------      ---------
(IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......................   $ 3,110       $  6,101
  Accounts receivable, net........................     6,876         17,413
  Inventory.......................................    12,228          9,627
  Prepaid expenses and other assets...............     1,228          1,662
  Deferred income taxes...........................        57             60
  Income taxes receivable.........................     1,041            230
                                                    --------      ---------
    Total current assets..........................    24,540         35,093
Property and equipment, net.......................     2,963          3,131
Other assets, net.................................       197            251
Deferred income taxes.............................     1,453          1,453
                                                    --------      ---------
  Total assets....................................  $ 29,153       $ 39,928
                                                    --------      ---------
                                                    --------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit..................................  $  3,898       $  3,437
  Accounts payable................................     4,401          6,288
  Accrued employee compensation...................     1,007            541
  Advances on inventory held by distributors......       711             --
  Other accrued liabilities.......................     2,262          2,165
  Current portion of long-term obligations........       169            243
                                                    --------      ---------
    Total current liabilities.....................    12,448         12,674
Long-term obligations.............................        99            151
                                                    --------      ---------
  Total liabilities...............................    12,547         12,825
                                                    --------      ---------
Stockholders' equity:
  Preferred stock.................................        --             --
  Common stock....................................    53,015         52,680
  Accumulated deficit.............................   (36,213)       (25,352)
  Cumulative translation adjustment...............      (196)          (225)
                                                    --------      ---------
Total stockholders' equity........................    16,606         27,103
                                                    --------      ---------
    Total liabilities and stockholders' equity....  $ 29,153       $ 39,928
                                                    --------      ---------
                                                    --------      ---------

    See accompanying notes to Consolidated Interim Financial Statements

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)



                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            ------------------              -----------------
                                                          MAR. 29,      MAR. 30,          MAR. 29,     MAR. 30,
                                                           1997           1996             1997           1996
--------------------------------------------------     ------------    -----------      ---------      ---------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................      $    11,904     $   18,825      $   32,863     $  54,043
Cost of sales.....................................            7,678         11,424          21,800        33,441
                                                        -----------     ----------      ----------     ---------
Gross profit......................................            4,226          7,401          11,063        20,602
                                                        -----------     ----------      ----------     ---------
Operating expenses:
  Research and development........................            1,674          1,883           4,934         5,394
  Selling, general and administrative.............            3,889          4,251          11,503        12,462
                                                        -----------     ----------      ----------     ---------
  Total operating expenses........................            5,563          6,134          16,437        17,856
                                                        -----------     ----------      ----------     ---------
Income (loss) from operations.....................           (1,337)         1,267          (5,374)        2,746
Interest income...................................                1             35               4            71
Interest expense..................................              (82)           (86)           (209)         (213)
Other income (expense), net.......................              (44)          (129)           (424)         (258)
                                                        -----------     ----------      ----------     ---------
Income (loss) before provision for income taxes
  and cumulative effect of change in accounting
  principle.......................................           (1,462)         1,087          (6,003)        2,346
Provision for income taxes........................               --             33              --            69
                                                        -----------     ----------      ----------     ---------
Income (loss) before cumulative effect of change
  in accounting principle.........................           (1,462)         1,054          (6,003)        2,277
Cumulative effect of change in accounting
  principle.......................................               --             --          (4,858)           --
                                                        -----------     ----------      ----------     ---------
Net income (loss).................................      $    (1,462)    $    1,054      $  (10,861)    $   2,277
                                                        -----------     ----------      ----------     ---------
                                                        -----------     ----------      ----------     ---------
Per common share:
  Income (loss) before cumulative effect of change
    in accounting principle.......................      $     (0.12)    $     0.08      $    (0.48)    $    0.17
  Cumulative effect of change in accounting
    principle.....................................      $        --     $       --      $    (0.38)    $      --
  Net income (loss)...............................      $     (0.12)    $     0.08      $    (0.86)    $    0.17
Weighted average common shares and equivalents....           12,710         13,327          12,682        13,449


       See accompanying notes to Consolidated Interim Financial Statements.

Truevision, Inc.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           NINE MONTHS ENDED
                                                                        -----------------------
                                                                        MARCH 29,    MARCH 30,
                                                                           1997        1996
----------------------------------------------------------------------  ----------  -----------
(IN THOUSANDS)
OPERATING CASH FLOWS:
Net income (loss).....................................................  $  (10,861)  $   2,277
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Cumulative effect of change in accounting principle.................       4,858          --
  Provision for doubtful accounts.....................................         122         282
  Depreciation and other amortization.................................       1,669       1,371
  (Gain) loss on disposal of fixed assets.............................         (16)         51
  Income tax benefit from disqualifying dispositions of employee
    stock options.....................................................          --         320
  Other...............................................................          32         (27)
Changes in assets and liabilities:
  Accounts receivable.................................................         344      (2,116)
  Inventory...........................................................       2,283         267
  Prepaid expenses and other assets...................................         380       2,487
  Income taxes receivable.............................................        (811)         69
  Accounts payable....................................................      (1,887)     (2,749)
  Advances on inventory held by distributors..........................         711          --
  Accrued employee compensation.......................................         466        (102)
  Other accrued liabilities...........................................          97      (2,041)
  Accrued litigation settlement.......................................          --      (6,600)
                                                                        ----------  -----------
Net cash used in operating activities.................................      (2,613)     (6,511)
                                                                        ----------  -----------
INVESTING CASH FLOWS:
Acquisitions of property and equipment................................        (731)       (888)
Acquisitions of other assets..........................................        (317)        (35)
                                                                        ----------  -----------
Net cash used in investing activities.................................      (1,048)       (923)
                                                                        ----------  -----------
FINANCING CASH FLOWS:
Proceeds from line of credit, net.....................................         461         288
Borrowings (repayments) of debt obligations, net......................        (126)       (347)
Issuance of common stock, net.........................................         335       4,723
                                                                        ----------  -----------
Net cash provided by financing activities.............................         670       4,664
                                                                        ----------  -----------
Net decrease in cash and cash equivalents.............................      (2,991)     (2,770)
Cash and cash equivalents, beginning of period........................       6,101      10,377
                                                                        ----------  -----------
Cash and cash equivalents, end of period..............................  $    3,110   $   7,607
                                                                        ----------  -----------
                                                                        ----------  -----------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest............................................................  $      209   $     213
  Income taxes........................................................  $       82   $      16
Noncash investing and financing activities:
  Property and equipment acquired under capital leases................  $       --   $     593
  Property and equipment transferred from inventory...................  $      329   $      --

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

    The results of operations for the three and nine month periods ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 1997.

    During fiscal 1995, the Company changed to a fiscal calendar and its reporting year ends on the Saturday closest to June 30.

NOTE 2. INVENTORY

    A summary of inventory follows (in thousands):

                                                            MAR. 29,    JUNE 29,
                                                              1997        1996
                                                            ---------  -----------
Purchased parts and subassemblies........................  $   5,817   $   4,194
Work-in-progress.........................................      1,752       1,237
Finished goods...........................................      2,895       4,196
Finished goods held by distributors......................      1,764          --
                                                           ----------  -----------
Total....................................................  $  12,228   $   9,627
                                                           ----------  -----------
                                                           ----------  -----------

NOTE 3. PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                             MAR. 29,    JUNE 29,
                                                              1997         1996
                                                            ---------  -----------
Computer equipment and machinery........................... $  12,811    $  12,758
Furniture and fixtures.....................................       809          819
Leasehold improvements.....................................       167          105
                                                            ---------    ---------
  Subtotal.................................................    13,787       13,682
Less: Accumulated depreciation.............................   (10,824)     (10,551)
                                                            ---------    ---------
Total...................................................... $   2,963    $   3,131
                                                            ---------    ---------
                                                            ---------    ---------

NOTE 4. ACCOUNTING CHANGE--RECOGNITION OF DISTRIBUTOR REVENUE

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

    The cumulative effect on prior years of changing the accounting method was a charge of $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended March 30, 1996 assuming the new method of accounting had been applied retroactively would be net sales of $17.5 million and net income of $0.6 million, or $0.04 per share. The estimated pro forma amounts for the nine months ended March 30, 1996 assuming the new method of accounting had been applied retroactively would be net sales of $51.8 million and net income of $1.3 million, or $.10 per share.

NOTE 5. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. The pro forma earnings per share data for the three months ended March 29, 1997 and March 30, 1996, and the nine month periods ended March 29, 1997 and March 30, 1996 determined in accordance with this new Statement would have been as follows:


                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           ------------------------  ------------------------
                                                                            MAR. 29,     MAR. 30,     MAR. 29,     MAR. 30,
                                                                              1997         1996         1997         1996
                                                                           -----------  -----------  -----------  -----------
Basic EPS:

  Income (loss) before cumulative effect of change in accounting
    principle............................................................   $   (0.12)   $    0.08    $   (0.48)   $    0.18
  Cumulative effect of change in accounting principle....................   $      --    $      --    $   (0.38)   $      --

  Net income (loss)......................................................   $   (0.12)   $    0.08    $   (0.86)   $    0.18

Diluted EPS:

  Income (loss) before cumulative effect of change in accounting
    principle............................................................   $   (0.12)   $    0.08    $   (0.48)   $    0.17
  Cumulative effect of change in accounting principle....................   $      --    $      --    $   (0.38)   $      --

  Net income (loss)......................................................   $   (0.12)   $    0.08    $   (0.86)   $    0.17

Weighted average common shares...........................................      12,710       12,512       12,682       12,336

Weighted average common shares and equivalents when dilutive.............          --       13,327           --       13,449

NOTE 6. STOCKHOLDER'S EQUITY

    In late April 1997, the Company offered employees the opportunity to participate in an option repricing program. Under the program, each employee could elect on or before April 30 that his or her existing option issued under the Company's Amended 1988 Stock Incentive Plan (the "Option Plan") be converted into a repriced option, subject to final approval by the Compensation Committee of the Company s Board of Directors. The per share exercise price of each repriced option would be equal to the fair market value of the Company's common stock on the conversion date (on or about May
2, 1997). In return for the lower exercise price, the shares subject to the repriced options would be an amount equal to 90% of the shares subject to the converted option. All repriced options would have a vesting start date identical to that of the converted option, but the vesting schedule of the repriced option would be forty-two months instead of the forty-eight months vesting schedule of the converted option. On May 2, 1997, the option repricing program and the options elected for conversion under the program were approved by the Compensation Committee. On such date, the fair market value of the Company's common stock was $2.16 and options for a total of 2,302,179 outstanding shares were converted into repriced options for a total of 2,058,949 outstanding shares. The weighted average per share exercise price of the outstanding shares subject to the options prior to conversion was $4.99. Prior to this repricing, options for a total of 2,685,130 shares were outstanding under the Option Plan.

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

RESULTS OF OPERATIONS

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

     On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting principle. For a more complete discussion, see "Accounting Change". The following table sets forth net sales and gross profit for the quarters ended March 29, 1997, December 28, 1996 and March 30, 1996. Note, the net sales and gross profit reflected in the table for the quarter ended March 30, 1996 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                                  Mar. 29,       Dec. 28,       Mar. 30,
                                   1997          1996           1996
                                  ---------      ---------      ----------
NET SALES:
    OEM                           $    3.9       $    2.3       $    9.4
    Retail/Distribution                8.0            8.6            8.1*
                                  ---------      ---------      ----------
         Total net sales          $   11.9       $   10.9       $   17.5
                                  ---------      ---------      ----------
                                  ---------      ---------      ----------
GROSS PROFIT                      $    4.2       $    4.2       $    6.9
                                  ---------      ---------      ----------
                                  ---------      ---------      ----------

     * As compared to net sales of $9.4 million for the quarter ended March 30, 1996 under the previous accounting method.

     NET SALES. Net sales were $11.9 million for the quarter ended March 29, 1997, an increase of $1.0 million, or 9%, from the quarter ended December 28, 1996, and a pro forma decrease of $5.6 million, or 32%, from the quarter ended March 30, 1996. International net sales represented 23% of net sales for the quarter ended March 29, 1997, compared to 36% for the quarter ended December 28, 1996, and 29% for the quarter ended March 30, 1996. International net sales for the quarter ended March 29, 1997 decreased primarily due to lower TARGA+ product line sales (see retail/distribution discussion below). Additionally, international net sales for the quarter ended December 28, 1996 included nonrecurring engineering services revenue of $0.4 million and end-of-life sales of the TARGA+ product line.

     OEM net sales were $3.9 million for the quarter ended March 29, 1997, an increase of $1.6 million, or 70%, from the quarter ended December 28, 1996, and a decrease of $5.5 million, or 58%, from the quarter ended March 30, 1996. OEM net sales for the quarter ended March 29, 1997 increased from the quarter ended December 28, 1996 primarily due to the initial shipments of the Company's DVCPRO TARGA 2000 RTX product and shipments of the TARGA 2000 RTX/DTX to an OEM software company bundling Truevision products with its software. The decrease in OEM business from the quarter ended March 30, 1996 was primarily due to a reduction in sales to Avid Technology, Inc. ("Avid") as discussed below.

     During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during calendar years 1995 through 1997. The agreement also provided Avid the right to manufacture certain Truevision products rather than purchasing them from the Company, subject to the payment of royalties.
In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that were used by Avid and a fully paid license for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. The Company has no further obligations to Avid. In the quarters ended March 29, 1997, December 28, 1996 and March 30, 1996, Avid accounted for 1%, 0% and 41%, respectively, of the Company's net sales.

     Net sales to the retail/distribution channel were $8.0 million during the quarter ended March 29, 1997, a decrease of $0.6 million, or 7%, from the quarter ended December 28, 1996, and a pro forma decrease of $0.1 million, or 1%, from the quarter ended March 30, 1996. In the quarter ended March 29, 1997, unit sales of the TARGA 2000 RTX product line increased but were offset by lower sales of the Company's TARGA+ product line, which has been discontinued. Sales to the retail/distribution channel during the quarter ended December 28, 1996 included end-of-life sales of the TARGA+ product line.

     Truevision's non-OEM customers generally have not placed scheduled orders in advance and, historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and continued sell-through of products by the distribution channel, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

     OEM net sales for the quarters ended March 29, 1997, December 28, 1996 and March 30, 1996 included $0.2 million, $0.5 million and $0.5 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements.

     GROSS PROFIT. The Company had a gross profit of $4.2 million, or 36% of net sales, for the quarter ended March 29, 1997, compared to $4.2 million, or 38% of net sales, in the quarter ended December 28, 1996, and pro forma $6.9 million, or 39% of net sales, for the quarter ended March 30, 1996. The Company's gross profit for the quarter ended March 29, 1997 decreased primarily due to unabsorbed manufacturing overhead costs related to lower production levels. The gross profit for the quarters ended March 29, 1997, December 28, 1996 and March 30, 1996 included revenue from license fees and engineering services revenue for the periods. The revenue from license fees and engineering services revenue for the quarters ended March 29, 1997 and December 28, 1996 approximated the related costs. The Company's lower production levels in the current quarter could result in lower margins in future quarters because the fixed manufacturing overhead costs have been spread over fewer units produced.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.7 million for the quarter ended March 29, 1997, compared to $1.5 million for the quarter ended December 28, 1996, and $1.9 million for the quarter ended March 30, 1996. Research and development expenses for the quarter ended March 29, 1997 increased from the quarter ended December 28, 1996 primarily due to an increase in labor and project material costs. In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars will remain relatively constant through the remainder of fiscal 1997.

     The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for broadcast video and color imaging systems and is directly related to timely development of new and enhanced products. The Company, therefore, may experience increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions, or enable the Company to maintain or increase sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3.9 million for the quarter ended March 29, 1997, compared to $3.3 million for the quarter ended December 28, 1996, and $4.3 million for the quarter ended March 30, 1996. Selling, general and administrative expenses for the quarter ended March 29, 1996 increased from the quarter ended December 28, 1996 primarily due to start-up costs associated with launching the new signature VAR sales channel which is being used to market the TARGA 2000 RTX product line.

     OTHER INCOME (EXPENSE). Other expense for the quarter ended March 29, 1997 is comprised primarily of residual expenses associated with the old RasterOps product line, offset by tax related credits generated from the amended income tax returns for the years ended August 28, 1992 and September 30, 1989. Other expense for the quarter ended March 30, 1996 is comprised primarily of residual expenses associated with the old RasterOps product line.

CURRENT NINE MONTH PERIOD COMPARED TO PRIOR YEAR NINE MONTH PERIOD

     On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting. For a more complete discussion, see "Accounting Change". The following table sets forth net sales and gross profit for the nine month periods ended March 29, 1997 and March 30, 1996. Note, the net sales and gross profit for the nine month period ended March 30, 1996 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                              Mar. 29,             Mar. 30,
                                1997                 1996
                             ----------           ----------
Net Sales:
    OEM                      $    8.3             $   29.3
    Retail/Distribution          24.6                 22.5*
                             ----------           ----------
         Total net sales     $   32.9             $   51.8
                             ----------           ----------
                             ----------           ----------

Gross Profit                 $   11.1            $    19.6
                             ----------           ----------
                             ----------           ----------


     * As compared to net sales of $24.7 million for the nine month period ended March 30, 1996 under the previous accounting method.

     NET SALES. Net sales were $32.9 million for the nine month period ended March 29, 1997, a pro forma decrease of $18.9 million, or 36%, from the nine month period ended March 30, 1996. International net sales represented 29% of net sales for the nine month period ended March 29, 1997, compared to 25% for the nine month period ended March 30, 1996.

     OEM net sales were $8.3 million for the nine month period ended March 29, 1997, a decrease of $21.0 million, or 72%, from the nine month period ended March 30, 1996. The decrease in OEM business from the nine month period ended March 30, 1996 was primarily due to a reduction in sales to Avid as discussed below.

     During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during calendar years 1995 through 1997. The agreement also provided Avid the right to manufacture certain Truevision products rather than purchasing them from the Company, subject to the payment of royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that were used by Avid and a fully paid license for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. The Company has no further obligations to Avid. For the nine month periods ended March 29, 1997 and March 30, 1996, Avid accounted for 1% and 42%, respectively, of the Company's net sales.

     Net sales to the retail/distribution channel were $24.6 million during the nine month period ended March 29, 1997, a pro forma increase of $2.1 million, or 9%, from the nine month period ended March 30, 1996. Sales to the retail/distribution channel for the nine month period ended March 29, 1997 increased primarily due to the addition of the RTX and Bravado product lines but sales were still adversely impacted by delays in the availability of third party software applications. During the second quarter of fiscal 1997, the Company's software development partners made progress toward the completion of new applications for the Company s high-end TARGA 2000

RTX. Two such applications were released in early January. Future sales could be adversely impacted if future third party software applications are not readily available.

     Truevision's non-OEM customers generally have not placed scheduled orders in advance and, historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and continued sell-through of products by the distribution channel, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision s products are used.

     OEM net sales for the nine month periods ended March 29, 1997 and March 30, 1996 included $0.7 million and $1.0 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements.

     GROSS PROFIT. The Company had a gross profit of $11.1 million, or 34% of net sales, for the nine month period ended March 29, 1997, compared to pro forma $19.6 million, or 38% of net sales, for the nine month period ended March 30, 1996. The Company's gross profit decreased primarily due to lower OEM sales to Avid for the nine month period ended March 29, 1997. The Company's gross margins decreased primarily due to a write-down of certain inventory to lower of cost or market, reduction of certain products' average selling prices and absorption of period costs (i.e., other cost of sales) over a lower sales base during the first quarter of fiscal 1997. The gross profit for the nine month periods ended March 29, 1997 and March 30, 1996 included revenue from license fees and engineering services revenue for the periods. The revenue from license fees and engineering services revenue for the nine month period ended March 29, 1997 approximated the related costs. The Company's lower production levels could result in lower margins in future quarters because the fixed manufacturing overhead costs have been spread over fewer units produced.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.9 million for the nine month period ended March 29, 1997, compared to $5.4 million for the nine month period ended March 30, 1996. Research and development expenses for the current nine month period decreased primarily due to a shift in resources to support engineering revenue as discussed above. In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars will remain relatively constant through the remainder of fiscal 1997.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $11.5 million for the nine month period ended March 29, 1997, compared to $12.5 million for the nine month period ended March 30, 1996. Selling, general and administrative expenses for the current nine month period decreased primarily due to lower variable costs related to lower sales levels and the Company's efforts to reduce expense levels, partially offset by start-up costs associated with launching the new signature VAR sales channel which is being used to market the TARGA 2000 RTX product line.

     OTHER INCOME (EXPENSE). Other expense for the nine month period ended March 29, 1997 is comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the old RasterOps product line, partially offset by tax related credits generated from the amended income tax returns for the years ended August 28, 1992 and September 30, 1989. Other expense for the nine month period ended March 30, 1996 is comprised primarily of residual expenses associated with the old RasterOps product line.

ACCOUNTING CHANGE

     In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company recognizes revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue

     The cumulative effect on prior years of changing the accounting method was a charge of $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. The estimated pro forma amounts for the quarter ended March 30, 1996 assuming the new method had been applied retroactively would be net sales of $17.5 million and net income of $0.6 million, or $0.04 per share. The estimated pro forma amounts for the nine month period ended March 30, 1996 assuming the new method of accounting had been applied retroactively would be net sales of $51.8 million and net income of $1.3 million, or $.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997, the Company had cash and cash equivalents of $3.1 million, compared to $6.1 million at June 29, 1996. Net cash used in operations was $2.6 million during the nine month period ended March 29, 1997, compared to $6.5 million during the nine month period ended March 30, 1996. During the nine month period of fiscal 1996, cash flow from operations was negatively impacted by the Company's settlement payment in August 1995 related to the stockholders class action lawsuit, and an increase of accounts receivable due to increased revenues and the timing of revenues (i.e., late in the third quarter of fiscal 1996).

     Net cash used in investing activities was $1.0 million during the nine month period ended March 29, 1997, compared to $0.9 million during the nine month period ended March 30, 1996. The Company spent approximately $0.7 million and $0.9 million for new equipment during the nine month periods ended March 29, 1997 and March 30, 1996, respectively. Additionally, the Company acquired equipment under capital leases totaling $0.6 million during the nine month period ended March 30, 1996. The Company has no material commitments for the purchase of capital equipment.

     Net cash provided by financing activities was $0.7 million during the nine month period ended March 29, 1997, compared to $4.7 million during the nine month period ended March 30, 1996. In August 1995, the Company issued 650,000 shares of its common stock in a private placement to investors.

     The Company satisfied its cash requirements for the nine month period ended March 29, 1997 primarily from its beginning balance of $6.1 million, proceeds from the bank line of credit, and from sales of stock under the employee stock purchase plan and stock options exercised. For the nine month period ended March 30, 1996, the Company's cash requirements were satisfied primarily from its beginning balance of $10.4 million and funds generated from the issuance of 650,000 shares of the Company's common stock in August 1995. In February 1997, the Company entered into a new bank revolving line of credit agreement ("credit agreement") which consists of a $5 million revolving line of credit facility ("Facility A") and a $2 million EXIM backed revolving line of credit facility ("Facility B"). This credit agreement expires on August 20, 1997 and replaces the Company s previous $7 million bank revolving line of credit agreement. Under Facility A, borrowings are available up to $5 million based on domestic eligible invoiced receivables. Under Facility B, borrowings are available up to $2 million based on foreign eligible invoiced receivables, and export finished goods and channel inventory (borrowings on inventory are capped at a maximum of $1 million). The credit agreement contains various financial covenants, including maintaining certain financial ratios and tests. The primary financial covenants include quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. At March 29, 1997, the Company was in violation of certain financial covenants. However, a waiver of its covenant violations as of March 29, 1997 has been obtained from the bank. The waiver described above requires the Company to be in compliance with these covenants for each subsequent quarter. The Company believes that there is a substantial probability that the Company will be in violation of certain of these financial covenants for the quarter ended June 28, 1997. In such an event, a further waiver will be required from the bank. Although the Company currently has a waiver of its covenant violations from the bank, there can be no assurance that a waiver would be granted in the future. As of March 29, 1997, the Company had borrowings of $3.9 million under the bank line of credit.

     The Company believes that, absent further substantial losses, its current cash and cash generated from operations, if any, together with its existing credit facilities will be sufficient to meet the Company's cash requirements for at least the next year at its current level of operations, but may not be sufficient to allow for significant changes in operating level.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

     SUBSTANTIAL RECENT OPERATING LOSSES. From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million or 16%. In addition, the Company experienced significant operating losses during such periods. During the first three fiscal quarters of 1997, the Company experienced declines in net sales and again experienced significant operating losses. There can be no assurance that net sales will not decline in the future, or that the Company will not experience significant operating losses in the future. As of March 29, 1997, the Company had an accumulated deficit of $36.2 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will operate profitably.

     SIGNIFICANT VOLATILITY IN OPERATING RESULTS. In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, and changes in product or distribution channels. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles. Furthermore, the Company adopted a deferred revenue recognition policy with respect to sales made through distributors. While the Company believes that such a method is more conservative and better reflects sales performance of the Company's products, such a method is likely to be more volatile than a revenue recognition policy based on shipments to distributors.

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

     DEPENDENCE ON KEY CUSTOMERS. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to key customers. In addition, these key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 1996 and 1995, Avid accounted for 35.9% and 15.7%, respectively, of the Company's net sales. The agreement between the Company and Avid provided that Avid had the right to manufacture certain Truevision products rather than purchasing them from the Company subject to the payment of royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid. At that time, Avid and the Company negotiated a fully paid license for Avid to manufacture the current products used by Avid, which are not the Company's most advanced product offering. The Company does not expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. This will have a negative impact on the Company's net sales in future periods when compared with prior periods.

     DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND SUBCONTRACTORS. Certain components used in the Company's products are currently available only from a single source, and others are available from only a limited number of sources. In particular, the Company's "hub" chips that are the basis of the most recent generation of Truevision products are available only from LSI and are subject to substantial lead times, and other components (particularly certain ASICs) are also available only from single sources such as LSI, Matsushita, Sony and Toshiba. In the past, the Company has experienced delays in the receipt of certain of its key components and discontinuations of certain components, which have resulted in delays in product deliveries. In particular, delays in receipt of certain components interfered with the Company's ability to ship certain products in the quarter ended April 1, 1995, and had a material adverse effect on the Company's results of operations for that quarter. There can be no assurance that delays in the receipt of key components and product deliveries will not recur in the future or that these vendors will continue to supply the Company. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn have a material adverse effect on the Company's business, financial condition and results of operations. In addition, shortages of raw materials or production capacity constraints at the Company's subcontractors or suppliers could negatively affect the Company's ability to meet its production obligations and result in increased prices for components. Any such reduction may result in delays in shipments of the Company's products or increase the prices of components, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's most recent introductions in the Truevision product line, including versions of the TARGA 2000, are based on the Company's DVR architecture, and it is expected that any new Truevision products introduced in the foreseeable future will also be based on the DVR architecture. The DVR architecture is a new technology that has not yet achieved widespread commercial acceptance, and there can be no assurance that it will do so in the future. Failure of the DVR architecture to achieve widespread commercial acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     FUTURE CAPITAL NEEDS UNCERTAIN. The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that, absent future substantial operating losses, its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its current level of operations, but may not be sufficient to allow for unrestricted growth. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital prior to such time. In particular, it is likely that the Company will seek additional funding during the next twelve months to finance working capital. In the event the Company experiences further operating losses, the Company believes that it will require further capital infusions or other sources of cash. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, when required. Shortages of working capital may cause delays in the Company's ability to obtain in a timely manner adequate supplies of components or subcontracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional financing was not available, the Company could be required to restrict, reduce, or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current stockholders. In this respect, the Company elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less that fair market value on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventory. The more significant financial covenants of the current line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. The Company is currently and has in the past been in violation of certain of the covenants; in each instance, a waiver of such violations has been obtained from the bank. Although the Company currently has a waiver of its covenant violations from the bank, the Company believes that there is a substantial probability that the Company will be in violation of certain of these financial covenants for the quarter ended June 28, 1997. In such an event, a further waiver will be required from the bank. There can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

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

     DEPENDENCE ON SOFTWARE DEVELOPERS. The Company's open system strategy places greater reliance by the Company on the development efforts of software developers such as Adobe, Avid, D Vision, in:sync, Kinetix (Autodesk), Macromedia, Scitex, SoftImage (Microsoft) and others. Other than its ability to provide development assistance and marketing and other support, the Company has little or no control of the time of introduction of these developers' software applications or their feature sets. To enable the Company to compete successfully with providers of complete systems such as Avid, Data Translation and Scitex, among others, it is imperative that independent software applications of sufficient quality are available at a competitive price, both of which are out of the Company's ability to control. Several of these independent software developers have experienced delays in releasing their software applications which have, in turn, adversely impacted the ability of the Company's products to compete effectively in the market. The Company believes that market pressures will force application vendors to offer ever increasing feature sets and performance at ever decreasing prices; however there can be no assurance that this would ever happen or that it would happen in a timely enough manner to avoid having an material adverse impact on the Company's net sales and results of operations.

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

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27 Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 29, 1997.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 by:          /s/  R. John Curson
 Date: May 12, 1997                  -----------------------------------------
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