Form 10-K
period 1997-06-28
TRUEVISION INC
filed 1997-09-25
CIK 833619

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

For the fiscal year ended June 28, 1997         Commission file number 000-18404

                            ------------------------

                                TRUEVISION, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 77-0161747
       (State of Incorporation)            (I.R.S. Employer Identification No.)

   2500 WALSH AVENUE, SANTA CLARA,                        95051
              CALIFORNIA
   (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code (408) 562-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

    Aggregate market value of the Common Stock held by non-affiliates of the Registrant based on the closing price of such stock on September 5, 1997:
19,382,892

    Number of shares of Common Stock outstanding as of September 5, 1997:
12,773,315

                            ------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    The following document is incorporated by reference in those Parts of this Annual Report on Form 10-K, as are set forth below, but only to the extent specifically stated in such Parts hereof:

    (1) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, referred to herein as the "Proxy Statement," are incorporated as provided above in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

    Truevision, Inc. ("Truevision" or the "Company") designs, develops, manufactures and markets professional quality digital video products for Windows- and Macintosh-compatible computers and operating systems.

BACKGROUND

    The digital video industry is a diverse market encompassing such broad applications as the production of commercials for broadcast on television, post production of other broadcast video content, animation, corporate videos, film, medical imaging and many other applications where video needs to be captured, manipulated and/or edited prior to its final use. Developments over the past several years have enabled personal computer users in the broadcast, video production, animation, film, medical and industrial video industries to create, develop, view and use applications employing a combination of data formats, including full motion video, digital audio, still photographs, animation, graphics and text. In the past, these types of applications were primarily confined to expensive analog equipment that were not economical for many applications.

STRATEGY

    In the past, digital video production systems were significantly slower than analog video production systems, and the picture quality was inadequate for many high-end applications. Those digital video production systems that were of sufficient speed and quality were offered by closed system providers that offer customers a complete turnkey system that was not easily extensible with third-party hardware and software. The Company believes that recent improvements in digital video technology are permitting the introduction of open system products with increased speed and higher picture quality. Open system solutions are based upon different portions of the complete system being provided by different vendors. Dealers and sophisticated customers can integrate various pieces of hardware and software to create a complete system usually at a fraction of the cost of those provided by closed system vendors. The migration from closed turnkey systems to open system configurations is similar in nature to what occurred in the desktop publishing market in the 1980's. That migration led to a rapid expansion of the desktop publishing market, as the reduced cost of hardware and software allowed more users to enter the market for such products. As the speed and quality of industry standard open system building blocks in the form of hardware and software for the processing, storage and manipulation of digital video continue to improve, the Company believes that there is an emerging market opportunity to transition users of analog video production systems to digital video systems. Truevision's strategy is to work closely with computer, third-party software and storage vendors to take advantage of this emerging opportunity. Through the Company's array of open system digital video products, it is able to deliver a wide range of solutions at various price points to meet the needs of video editing professionals and consumers.

    Due primarily to the pressures that are inherent in the open systems approach, Truevision anticipates that personal computer users will continue to demand increasing performance and a wider variety of features from their computer peripherals at decreasing costs. Through its in-house circuit design capabilities, Truevision continues to emphasize the development of new proprietary high-performance VLSI chips, which reduce on-board space and power requirements, lower manufacturing costs and create product differentiation.

    Truevision products are driven primarily by Truevision's proprietary software, portions of which reside as firmware on its circuit boards and portions of which are provided on floppy disks or CD-ROM's. Truevision's strategy is to continue extensive in-house software development to provide greater functionality to its hardware, to facilitate development of application software and to expand the number of computer platforms with which its products can be integrated.

    Truevision will continue to work closely with other industry leaders to improve their product offerings to end-user customers. The Company's primary original equipment manufacturers ("OEMs"), such as Acuson Corporation, Avid Technology, Inc. ("Avid"), Cognex, Datacard Corporation, Matsushita Electric Industrial Co. Ltd.--Video Systems Division ("Matsushita"), Montage Group Ltd., Pinnacle Systems, Inc., Scitex Digital Video, Inc. ("Scitex") and Sony Corporation ("Sony"), continue to incorporate the Company's multimedia and video technology into some of their products.

PRODUCTS

    Truevision's products are primarily add-in boards for Windows- and Macintosh-compatible computers and operating systems that convert analog or digital video input and compress it for subsequent processing by the Company's products. The products then permit users to edit and manipulate the digital video, combine it with graphics, animation and other information, and ultimately display the resulting output. The products are used principally by video professionals to replace or supplement traditional stand-alone or dedicated analog video editing systems.

    All of the Company's products are based on an integrated digital production engine that provides professional quality capture, playback and non-linear editing capabilities. The Company's products are designed for both Windows- and Macintosh-compatible computers and operating systems.

    The major Truevision products and product lines consist of the following:

PRODUCT FAMILY                              PRODUCT DESCRIPTION                         MARKET SEGMENT SERVED
-----------------------  ----------------------------------------------------------  ----------------------------
TARGA-Registered         The top of the TARGA product line, the "X" products         Animation
Trademark-2000 DTX         provide quality high-end non-linear editing               Off-line video production
TARGA-Registered           capabilities. TARGA 2000 DTX provides single-stream       On-air broadcast
Trademark-2000 RTX         architecture, leading data rates, visually lossless       Post-production video
TARGA-Registered           component image quality, and on-board alpha channel.      Special effects authoring
Trademark-2000 SDX         TARGA 2000 RTX has all the capabilities of the DTX in a
  with MADRAS              dual-stream mode for real-time video editing. RTX comes
                           with a breakout box for professional connections to
                           component color and balanced audio. TARGA 2000 SDX with
                           MADRAS breakout box is designed to work with serial
                           digital video and audio in an analog environment. TARGA
                           2000 SDX supports D1, 3 and 5, Digital Betacam, DVCPRO,
                           DVCAM and Digital-S equipment.

TARGA-Registered         The mid-range TARGA 2000/PRO builds on the basic            3D modeling
Trademark-2000             capabilities of the TARGA 1000. Additional features       Animation
TARGA-Registered           include integrated NTSC or PAL video monitor and up to    Corporate video
Trademark-2000 PRO         21-inch graphics display, multi-component format support  Educational video
                           for digital and analog equipment, seamless integration    Off-line video production
                           with most video equipment and formats, and "genlock" for
                           integrating professional video suites. TARGA 2000/PRO
                           offers professional quality 3:1 compression and
                           compatibility with top professional software
                           applications.

TARGA-Registered         TARGA 1000 is an introductory level product designed for    Corporate video
Trademark-1000             the "pro-sumer" market. The TARGA 1000 provides users     Event videographers
                           with capture and play-back of full motion, full           Internet video
                           resolution digital video (including composite, S-Video    Off-line video production
                           and component formats), and supports CD and DAT-quality   Multimedia authoring
                           audio. TARGA 1000 is bundled with the Adobe Premiere      Video enthusiasts
                           video editing software program.

BRAVADO-Registered       BRAVADO is a low cost, PCI bus, video capture and           Event videographers
Trademark-                 compression board designed to meet the needs of           Internet video
                           professionals and consumers with limited budgets to       Off-line video production
                           capture and edit audio (using a third party audio card)
                           and video at S-Video quality.

    In addition to these products, Truevision manufactures and sells a number of specially designed OEM products for individual applications.

    The TARGA product line is based on the Company's proprietary DVR-TM-architecture. The DVR architecture consists of a chipset that provides for (i) analog video input in various video formats, (ii) an analog to digital converter to render the video in digitized form, (iii) digital video compression, (iv) on-board memory to speed processing of the video, and (v) a proprietary central hub to control the entire process and to provide for processing of various operations upon multiple digital video streams. The architecture is modular, to permit the Company more easily to incorporate advances in technologies as they occur, and to permit end users to upgrade their systems more economically and easily. In this respect, the Company has recently developed and continues to develop versions of its TARGA 2000 board for the PCI bus, that enhances processing speed and quality of video output.

MARKETING AND SALES

    Truevision's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs, and value added resellers ("VARs"). Selling prices are generally based on a discount from the Company's published suggested retail price list and can include from time to time sales performance incentive funds, and dealer and end user rebates. Truevision grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Sales returns, which are expected to be minimal, from non-distributors are reserved for at the time of sale based on historical sales returns. In addition, in the normal course of business, Truevision also will have warranty returns for product failure. Truevision warranties its products for periods of 90 days to one year. Warranty returns are reserved for at the time of sale based on historical warranty returns, which have not been significant since Truevision's inception. There can be no assurance that the Company will not experience significant sales or warranty returns in the future.

    The majority of Truevision's domestic sales are not made directly to the entity that will use the product. The field sales force, consisting of Company sales office personnel, is responsible for selling Truevision's products to chains, distributors, mail order catalogs, resellers and VARs, and provides marketing training and technical support. Domestic sales for "X" series products (TARGA 2000 DTX, RTX and SDX) are made predominantly through a national network of Signature VARs. Truevision Signature VARs are authorized resellers who sell to end users within a defined geographic territory. In general, Signature VARs are authorized to sell one or more of the leading software applications driven by Truevision products, such as Avid's McXpress NT or Discreet Logic's Online
3.0. Signature VARs also provide marketing support, system configuration and installation for Truevision products.

    Truevision generates substantially all of its international sales through a network of distributors, OEMs and VARs located in Europe, the Pacific Rim and South America, as well as in other areas of the world. The sales force consists of manufacturers' representative firms and Company sales personnel. Total international net sales represented approximately 29.4%, 25.2% and 29.6% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively.

    Truevision operates on an international basis with virtually all transactions denominated in U.S. dollars. International operations are subject to risks common to export activities, including governmental regulations and trade barriers. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--International Operations." Truevision's international sales relate to the sale of products that are not required to be licensed by the Office of Export Administration of the U.S. Department of Commerce, although there can be no assurance that the Company will not be required to obtain export licenses in the future.

    Truevision's customers (other than OEM customers) generally do not place scheduled orders in advance and, as a result, backlog at the beginning of a quarter generally represents only a small percentage of product sales anticipated in that quarter. Quarterly revenues and operating results therefore depend on the volume and timing of bookings received by the Company and sales made by distributors during the quarter, which are difficult to forecast. Truevision's results of operations may fluctuate from quarter to quarter due to changes in backlog and to other factors such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations-- Significant Volatility in Operating Results."

    In fiscal 1997, the Company's largest domestic distributor accounted for 11.0% of the Company's net sales. No other customers accounted for more than 10% of the Company's net sales.

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

    The vast majority of the components used in Truevision's products are available from multiple sources. However, as is common in the electronics industry, Truevision has in the past paid premium prices to obtain certain of these multiple source components that were in short supply, and there can be no assurance that shortages will not occur in the future. Such shortages may significantly increase the cost, or delay the shipment, of Truevision's products. Some components (particularly certain ASICs) used in Truevision's products are available only from sole suppliers such as Applied Micro Circuits Corporation, LSI Logic Corporation ("LSI"), Lucent Technologies ("Lucent"), Toshiba America Electronic Components, Inc. ("Toshiba") and Zoran Corporation, among others. Truevision expects these vendors to continue to supply its requirements for these items, although there can be no assurance that they will do so. At the present time world demand for these types of components and various memory chips continues to grow at a pace that varies greatly and is hard to predict, which at times creates supplier capacity shortages. This and other factors can cause lead times to be lengthened, making it more difficult for Truevision to meet changes in customer demand or engineering specifications in a timely manner. Truevision purchases these components pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with its suppliers. There can be no assurance that shortfalls will not occur. An extended supply interruption for any of the components currently obtained from a single source could have an adverse impact on Truevision's business, financial condition and results of operations. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Dependence on Sole and Limited Source Suppliers and Subcontractors."

TECHNOLOGY AND PRODUCT DEVELOPMENT

    In order to maintain its competitive position in existing and emerging markets, Truevision believes that it must continue to introduce products that offer high price-performance solutions to its customers. Truevision has traditionally supported both the Windows- and Macintosh-compatible computer and operating systems market-places with digital video products. This is expected to continue to be the case in the coming year and is facilitated by the almost universal adoption of the PCI expansion bus by both Windows- and Macintosh-compatible computer and operating systems vendors. Although many of the hardware differences between the two platforms are disappearing, there are still important software differences, and Truevision expects to continue to maintain qualified software engineering staffs for both Windows- and Macintosh-compatible computer and operating systems for the forseeable future.

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

    As part of its technology development efforts, Truevision has formed several OEM partnerships and software development partnerships with industry leaders in the video production marketplace. Truevision recently completed a funded development program with Matsushita to develop a version of the TARGA 2000 that incorporates a compression chipset based on the emerging industry standard DV and DVC Pro compression standard. In addition, as a part of its open systems strategy, Truevision has developed relationships with software vendors such Adobe Systems Incorporated, Avid, D Vision Systems, Inc., in:sync corporation, Kinetix (the multimedia business unit of Autodesk, Inc.), Macromedia, Inc., Scitex, Microsoft Corporation (SoftImage) and others to provide end users with a vast array of digital video editing and animation software applications to enhance users' productivity.

    Truevision believes that the competitive nature of the computer industry, including development of third party software applications, along with the rapid pace of technological change, requires that it continue to introduce innovative products on a timely basis. Truevision's product development efforts focus on expanding its digital video expertise, maximizing product cost efficiencies and broadening its product mix to address the needs of emerging markets.

    Expenditures for research and development in fiscal 1997, 1996 and 1995 were approximately $6.9 million, $7.2 million and $6.8 million, respectively. Truevision did not capitalize any software development costs, as no significant costs during those periods were incurred after technology feasibility was established.

COMPETITION

    The markets for Truevision products are extremely competitive, and Truevision expects the competition to continue to increase. Avid, Digital Processing Systems, Inc., Fast Electronics GmbH, Matrox Inc., Media 100 Inc., Miro Computer Products, Pinnacle Systems, Inc. and Radius Inc. are its principal competitors.

    Many of Truevision's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Truevision, and may produce additional products competitive with those of Truevision. There can be no assurance that Truevision could compete effectively with such products. Truevision believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by Truevision and its competitors, product performance and price, distribution and customer support. There can be no assurance that Truevision will be able to compete successfully with respect to these factors. Moreover, to the extent that competitive pressures require price reductions more rapidly than Truevision is able to cut its costs, profitability may be adversely affected. Truevision expects gross margins to continue to be affected by price pressures in fiscal 1998. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Competition."

PATENTS AND TRADEMARKS

    On October 1, 1996, Truevision was granted U.S. patent No. 5,561,472 for "Real Time Video Converter Having Relocatable and Resizable Windows." This technology is used in Truevision video-in-a-window products and incorporates such special effects as scaling and clipping. On February 22, 1994, Truevision was granted U.S. patent No. 5,289,565 for "Method and Apparatus for CYMK-RGB

RAMDAC" and on June 28, 1994, Truevision was granted U.S. patent No. 5,325,195 for "Video Normalizer for a Display Monitor." On July 5, 1994, Truevision was granted U.S. patent No. 5,327,243 for "Real Time Video Converter." In addition, Truevision also has one patent application pending in the United States. Truevision also has eleven patent applications based on the inventions covered by its U.S. applications pending in several foreign jurisdictions, including the European Economic Community, several individual European countries, Canada and Japan, four of which applications have been allowed but not yet issued. One patent, the invention covered by the "Method and Apparatus for CYMK-RGB RAMDAC" patent identified above, has been granted to Truevision in Canada.

    Truevision attempts to protect its trade secrets and other intellectual property through agreements with customers and suppliers, proprietary information agreements with employees and consultants, and other security measures. While Truevision's ability to compete may be affected by its ability to protect its intellectual property, Truevision believes that, because of the rapid pace of technological change in the industry, its technical expertise and ability to innovate on a timely basis will be at least as important in maintaining its competitive position as its efforts to rigorously protecting its intellectual property. Although Truevision continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Uncertainty Regarding Proprietary Rights."

EMPLOYEES

    At June 28, 1997, Truevision had 164 employees, of whom 45 were engaged in research and development, 53 in manufacturing, and 66 in sales, general and administration. In late June and early July 1997, the Company reduced its headcount in connection with the Company's planned restructuring in the fourth quarter of fiscal 1997. Following the reduction in headcount and as of July 7, 1997, Truevision had 133 employees, of whom 40 were engaged in research and development, 41 in manufacturing, and 52 in sales, general and administration. Truevision's future success will depend, in part, on its ability to continue to retain, motivate and attract highly qualified technical, marketing and management personnel, who are in great demand. Truevision's employees are not represented by any collective bargaining organization, and Truevision has never experienced a work stoppage. Truevision believes that its employee relations are good. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Dependence on Key Personnel."

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

    LIQUIDITY AND FUTURE CAPITAL NEEDS UNCERTAIN. The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that, absent future substantial operating losses, its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its anticipated fiscal 1998 level of operations, but may not be sufficient to allow for unrestricted growth and unanticipated business declines. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital. In particular, the Company may seek additional funding during the next twelve months to finance working capital. In the event the Company experiences further significant operating losses, the Company believes that it will require further capital infusions or other sources of cash. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, when required. Shortages of working capital may cause delays in the Company's ability to obtain in a timely manner adequate supplies of components or subcontracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional financing was not available, the Company could be required to restrict, reduce, or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current stockholders. In this respect, the Company elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less than the market price of the Common Stock on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's business, financial condition and results of operations could be materially adversely affected.

    The Company has a line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventory. The more significant financial covenants of the line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. The Company is currently and has in the past been in violation of certain of the covenants; in each instance, a waiver of such violations has been obtained from the bank. Although the Company currently has a waiver of its covenant violations as of June 28, 1997 from the bank, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected. The Company's current credit agreement expired on August 20, 1997 and the bank granted an extension through September 20, 1997. On September 19, 1997, the Company entered into a new one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenant of the new line of credit is a tangible net worth covenant.

    SUBSTANTIAL DECLINE IN SALES AND RECENT OPERATING LOSSES. From fiscal 1992 to 1993, the Company's net sales declined by $21.7 million, or 18%; from fiscal 1993 to 1994, the Company's net sales declined by $20.8 million, or 21%; and from fiscal 1994 to 1995, the Company's net sales declined by $12.9 million or 16%. In addition, the Company experienced significant operating losses during such periods. In fiscal 1997, the Company experienced a decline in net sales of 39% from fiscal 1996 and again experienced a significant operating loss. There can be no assurance that net sales will not decline further in the future, or that the Company will not experience significant operating losses in the future. As of June 28, 1997, the Company had an accumulated deficit of $45.1 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will achieve or sustain profitability.

    SIGNIFICANT VOLATILITY IN OPERATING RESULTS. In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, and changes in product or distribution channels. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles. Furthermore, the Company adopted a deferred revenue recognition policy with respect to sales made through distributors. The Company believes such a method is more conservative and better reflects sales performance of the Company's products; and such a method is likely to be less volatile than a revenue recognition policy based on shipments to distributors.

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

    DEPENDENCE ON KEY CUSTOMERS. The Company's operating results have depended increasingly upon its ability to obtain orders from, maintain relationships with and provide support to key customers. In addition, these key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1995, the Company entered into a significant three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during the calendar years 1995 through 1997. The agreement between the Company and Avid also provided that Avid had the right to manufacture certain Truevision products rather than purchasing them from the Company subject to the payment of royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid and a fully paid license fee for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company did not in fiscal 1997 and does not in the future expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. The Company has no further obligations to Avid. In fiscal 1997, 1996 and 1995, Avid accounted for 1.2%, 35.9% and 15.7%, respectively, of the Company's net sales.

    DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS AND SUBCONTRACTORS. Certain components used in the Company's products are currently available only from a single source, and others are available from only a limited number of sources. In particular, the Company's "hub" chips that are the basis of the most recent generation of Truevision products are available only from LSI and are subject to substantial lead times, and other components (particularly certain ASICs) are also available only from single sources such as LSI, Lucent, Matsushita, Sony and Toshiba. In the past, the Company has experienced delays in the receipt of certain of its key components and discontinuations of certain components, which have resulted in delays in product deliveries. In particular, delays in receipt of certain components interfered with the Company's ability to ship certain products in the quarter ended April 1, 1995, and had a material adverse effect on the Company's results of operations for that quarter. There can be no assurance that delays in the receipt of key components and product deliveries will not recur in the future or that these vendors will continue to supply the Company. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments to the Company's customers. Any such delays or reductions could have a material adverse effect on the Company's reputation and customer relationships which could, in turn have a material adverse effect on the Company's business, financial condition and results of operations. In addition, shortages of raw materials or production capacity constraints at the Company's subcontractors or suppliers could negatively affect the Company's ability to meet its production obligations and result in increased prices for components. Any such reduction may result in delays in shipments of the Company's products or increase the prices of components, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next two years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component.

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

    DEPENDENCE ON SOFTWARE DEVELOPERS. The Company's open system strategy places greater reliance by the Company on the development efforts of software developers such as Adobe, Avid, D Vision, in:sync, Kinetix (Autodesk), Macromedia, Scitex, SoftImage (Microsoft) and others. Other than its ability to provide development assistance and marketing and other support, the Company has little or no control of the time of introduction of these developers' software applications or their feature sets. To enable the Company to compete successfully with providers of complete systems such as Avid, Data Translation and Scitex, among others, it is imperative that independent software applications of sufficient quality are available at a competitive price, both of which are out of the Company's ability to control. In particular, in fiscal 1997 several of these independent software developers have experienced delays in releasing their software applications which have, in turn, adversely impacted the ability of the Company's products to compete effectively in the market. The Company believes that market pressures will force application vendors to offer a wider variety of feature sets and performance at ever decreasing prices; however, there can be no assurance that this would ever happen or that it would happen in a timely enough manner to avoid having an material adverse impact on the Company's net sales and results of operations.

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

    INTEGRATION OF PRODUCT FUNCTIONALITY BY MOTHERBOARD MANUFACTURERS. In general, the Company's products are individual add-in subsystems that function with computer systems to provide additional functionality. Historically, as a given functionality becomes technologically stable and widely accepted by users, the cost of providing the functionality is typically reduced by means of large scale integration onto semiconductor chips which are then incorporated onto motherboards. The Company experienced such integration and incorporation with respect to its RasterOps branded products, which it discontinued, and expects that integration and incorporation will continue to occur with respect to the functionality provided by the Truevision products. The Company's success will remain dependent, in part, on its ability to continue to develop products which incorporate new and rapidly evolving technologies that computer makers have not yet fully incorporated into motherboards.

    INTERNATIONAL OPERATIONS. For fiscal 1997, 1996 and 1995, international sales represented 29.4%, 25.2% and 29.6%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant portion of net sales, although they may fluctuate from period to period. Although the Company's sales are denominated in dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

    YEAR 2000 COMPLIANCE. The year 2000 Compliance issue, which is common to most companies, concerns the inability of computerized information systems to properly recognize and process date sensitive information as the year 2000 approaches. The Company is currently working to address and resolve this issue with respect to its computerized information systems, but has not yet assessed the total cost. However, based on preliminary information available to the Company, such costs are not currently expected to have a material adverse impact on the Company's financial position or results of operations in future periods.

ITEM 2.    PROPERTY

    Truevision's principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and consist of approximately 60,000 and 30,000 square feet, respectively, of office space leased pursuant to agreements that expire in 2001 and 1998, respectively. This space is used for product development, manufacturing, sales, marketing and administration. In connection with the Company's planned restructuring in the fourth quarter of fiscal 1997, the Company decided to close its European offices and has terminated leases for sales offices located in France and the United Kingdom. Truevision believes its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or alternative space will be available as needed on commercially reasonably terms.

ITEM 3.    LEGAL PROCEEDINGS

    The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which is expected to have a material impact on the financial condition or business of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of fiscal 1997 to a vote of the Company's security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company are as follows:

NAME                                         AGE                          CURRENT TITLE AND POSITION
---------------------------------------      ---      -------------------------------------------------------------------
Louis J. Doctor........................          39   President and Chief Executive Officer
R. John Curson.........................          54   Senior Vice President, Chief Financial Officer and Secretary
Carl C. Calabria.......................          38   Senior Vice President, Engineering
Harvey A. Chesler......................          39   Vice President and Corporate Controller

    All executive officers serve at the pleasure of the Board of Directors. There are no family relationships among the directors or executive officers of the Company.

    Mr. Louis J. Doctor has been President and Chief Executive Officer since he joined the Company in October 1994. Prior to joining the Company and since May 1994 he was President of the Arbor Group, which offered corporate clients a full range of strategic services in the technology arena. He also held positions of Executive Vice President and Vice President of Business Development at SuperMac Technology, Inc. from June 1991 to April 1994. In March 1981, Mr. Doctor co-founded Raster Technologies, an industry pioneer in high-end graphics and imaging systems, and served as its President until January of 1989.

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

    Mr. Harvey A. Chesler has been Vice President and Corporate Controller for the Company since February 1996. Mr. Chesler had been Corporate Controller since joining the Company in July 1994. Prior to joining the Company he was Vice President of Finance for the Merchandising Division of MCA/ Universal from September 1992 to July 1994. Additionally, Mr. Chesler has held Controller positions at Xidex Corporation and Peripheral Technology.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK MARKET PRICE:

QUARTER ENDED 1997                                     JUNE 28            MARCH 29        DECEMBER 28      SEPTEMBER 28
--------------------------------------------------     -------         --------------     ------------     -------------
High..............................................  $      2 13/16     $      3 13/16     $     4 3/8      $       7 7/8
Low...............................................  $      1 5/8       $      2 7/16      $     2 9/16     $       4 3/8


QUARTER ENDED 1996                                     JUNE 29            MARCH 30        DECEMBER 30      SEPTEMBER 30
--------------------------------------------------     -------         --------------     ------------     -------------
High..............................................  $      9 1/2       $      7 1/2       $     8 1/8      $      10
Low...............................................  $      6 1/8       $      5           $     4 15/16    $       6

    The table above sets forth for the quarters indicated the high and low sales prices for the common stock as reported on the Nasdaq National Market. As of September 5, 1997, the Company had approximately 294 stockholders of record. The price for the common stock as of the close of business on September 5, 1997 was $2.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    JUNE 28,     JUNE 29,      JULY 1,      JUNE 30,     JUNE 30,
YEAR ENDED                                            1997         1996          1995         1994         1993
--------------------------------------------------  --------     --------      --------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND RATIO DATA)
OPERATIONS
Net sales                                           $ 43,620     $ 71,536      $ 66,318     $ 79,175     $100,023
Restructuring and other costs.....................  $  1,680(A)  $     --      $  3,654(B)  $  6,694(C)  $  9,590(D)
Litigation settlement expense.....................  $     --     $     --      $  3,675(E)  $     --     $     --
Income (loss) before income taxes and cumulative
  effect of accounting change.....................  $(13,419)    $  3,736      $(20,231)    $(20,865)    $(16,730)
Cumulative effect of accounting change............  $ (4,858)(F) $     --      $     --     $     --     $     --
Net income (loss).................................  $(19,787)    $  3,626      $(20,231)    $(20,865)    $(12,163)
Net income (loss) per share.......................  $  (1.56)    $   0.27      $  (2.12)    $  (2.20)    $  (1.49)
Average common shares and equivalents.............    12,694       13,535         9,565        9,466        8,189

FINANCIAL POSITION
Total assets......................................  $ 20,488     $ 39,928      $ 40,726     $ 44,701     $ 66,704
Long-term obligations.............................  $     86     $    151      $     44     $    247     $    747
Stockholders' equity..............................  $  7,876     $ 27,103      $ 18,527     $ 30,231     $ 50,193
Working capital...................................  $  5,027     $ 22,419      $ 14,215     $ 23,671     $ 42,487
Current ratio.....................................       1.4          2.8           1.6          2.7          3.7

------------------------
(A) During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. For a more complete discussion, see Note 5 to the Consolidated Financial Statements.

(B) During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3,654,000. For a more complete discussion, see Note 5 to the Consolidated Financial Statements.

(C) During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and litigation of $6,694,000. This charge included costs of downsizing and integrating operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

(D) During the quarter ended March 31, 1993, RasterOps undertook a series of actions to reduce costs and expenses. Restructuring charges totaling approximately $6,700,000 were recorded, which included severance related costs, downsizing operations and write-off of non-performing assets as a result of the discontinuance of certain product lines.

    In connection with the merger with Truevision (Indianapolis, Indiana) on August 28, 1992, RasterOps recorded a charge for restructuring and merger costs of approximately $2,900,000 to reflect the combination of operations of the companies. This included professional fees and other direct transaction costs associated with the merger, severance related costs primarily for termination of redundant employees, elimination and/or relocation of duplicate sales operations and write-off of excess property and equipment and inventory which became obsolete by the merger.

(E) In fiscal 1995, the Company accrued $3,675,000 for settlement of a stockholder class action lawsuit. For a more complete discussion, see Note 9 to the Consolidated Financial Statements

(F) During the quarter ended September 28, 1996, the Company recorded a charge of $4,858,000 for the cumulative effect of changing its method of accounting for revenue recognition for shipments to distributors. For a more complete discussion, see Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto.

    RESULTS OF OPERATIONS. The following tables set forth items in the consolidated statement of operations as a percentage of net sales for each of the three fiscal years in the period ended June 28, 1997, and the year-to-year percentage change in the dollar amounts of certain items in fiscal 1997 and 1996 (in thousands, except per share and ratio data):

                                                                                   JUNE 28,     JUNE 29,     JULY 1,
PERCENTAGE OF NET SALES                                                              1997         1996        1995
--------------------------------------------------------------------------------  -----------  -----------  ---------
Net sales.......................................................................       100.0%       100.0%      100.0%
Cost of sales...................................................................        69.7         60.6        77.8
                                                                                  -----------  -----------  ---------
Gross profit....................................................................        30.3         39.4        22.2
Operating expenses:.............................................................
  Research and development......................................................        15.8         10.1        10.3
  Selling, general and administrative...........................................        39.9         23.4        31.0
  Restructuring and other costs.................................................         3.9           --         5.5
                                                                                  -----------  -----------  ---------
Income (loss) from operations...................................................      (29.3)          5.9      (24.6)
Litigation, interest and other income (expense), net............................       (1.5)          0.7       (5.9)
                                                                                  -----------  -----------  ---------
Income before provision for income taxes and cumulative effect of change in
  accounting principle..........................................................      (30.8)          5.2      (30.5)
Provision for income taxes......................................................         3.5          0.1          --
                                                                                  -----------  -----------  ---------
Income (loss) before cumulative effect of change in accounting principle........      (34.3)          5.1      (30.5)
Cumulative effect of change in accounting principle.............................      (11.1)           --          --
                                                                                  -----------  -----------  ---------
Net income (loss)...............................................................      (45.4)%         5.1%     (30.5)%
                                                                                  -----------  -----------  ---------
                                                                                  -----------  -----------  ---------

                                                              1997       CHANGE       1996       CHANGE        1995
                                                           ----------  -----------  ---------  -----------  ----------
Net Sales................................................  $   43,620         (39)% $  71,536           8%  $   66,318
Gross profit.............................................  $   13,208         (53)% $  28,213          92%  $   14,695
Operating expenses.......................................  $   25,978           8%  $  24,008         (23)% $   31,021
Net Income (loss)........................................  $  (19,787)       (646)% $   3,626         118%  $  (20,231)
Net income (loss) per share..............................  $    (1.56)       (678)% $    0.27         113%  $    (2.12)

FISCAL 1997 COMPARED TO FISCAL 1996

    On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 includes a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting. For a more complete discussion, see "Accounting Change." The following table sets forth net sales and gross profit for fiscal 1997 and 1996. Note, the net sales and gross profit for fiscal 1996 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                                                                             JUNE 28,     JUNE 29,
                                                                               1997         1996
                                                                            -----------  -----------
NET SALES:
  Retail/Distribution.....................................................   $    32.3    $    30.6*
  OEM.....................................................................        11.3         35.3
                                                                                 -----        -----
    Total net sales.......................................................   $    43.6    $    65.9
                                                                                 -----        -----
                                                                                 -----        -----
GROSS PROFIT..............................................................   $    13.2    $    25.6
                                                                                 -----        -----
                                                                                 -----        -----

------------------------

* As compared to net sales of $36.2 for fiscal 1996 under the previous accounting method.

    NET SALES. Net sales were $43.6 million for fiscal 1997, a pro forma decrease of $22.3 million, or 33.8%, from fiscal 1996. International net sales represented 29.4% of net sales for fiscal 1997, compared to a pro forma 23.1% for fiscal 1996. The decrease in total net sales from fiscal 1996 was primarily due to a reduction in sales to Avid as discussed below.

    Net sales to the retail/distribution channel were $32.3 million during fiscal 1997, a pro forma increase of $1.7 million, or 5.6%, from fiscal 1996. Sales to the retail/distribution channel for fiscal 1997 increased primarily due to the addition of the TARGA 2000 RTX and Bravado product lines but sales were still adversely impacted during the first half of fiscal 1997 by delays in the availability of third party software applications. During the second quarter of fiscal 1997, the Company's software development partners made progress toward the completion of new applications for the Company's high-end TARGA 2000 RTX. Two such applications were released in January 1997. Future sales could be adversely impacted if future third party software applications are not readily available.

    The volume and timing of recognition of revenue from distributors and orders received from other direct customers during a quarter are difficult to forecast. Truevision's non-OEM customers generally do not place scheduled orders in advance and, as a result, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received by the Company and sales made by distributors during a quarter, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

    OEM net sales were $11.3 million for fiscal 1997, a decrease of $24.0 million, or 68.0%, from fiscal 1996. The decrease in OEM business in fiscal 1997 was primarily due to a reduction in sales to Avid as discussed below.

    During fiscal 1995, the Company entered into a three-year OEM agreement with Avid under which Avid had agreed to make minimum aggregate purchases of certain products of $40 million during calendar years 1995 through 1997. In the fourth quarter of fiscal 1996, Avid and the Company negotiated a fully paid license fee in the amount of $1.45 million allowing Avid to manufacture certain products used by Avid, rather than purchase them from the Company. The Company did not in fiscal 1997 and does not in the future expect to receive any revenues or royalties resulting from Avid's manufacture and use of such products. The Company has no further obligations to Avid. For fiscal 1997 and 1996, Avid accounted for 1.2% and pro forma 39.0%, respectively, of the Company's net sales.

    OEM net sales for fiscal 1997 and 1996 included $0.8 million and $2.4 million, respectively, of revenues from license fees under product license agreements (including the $1.45 million Avid product license buyout in fiscal 1996 discussed above) and engineering services revenue from a product design and development agreement.

    GROSS PROFIT. The Company had a gross profit of $13.2 million, or 30.3% of net sales, for fiscal 1997 compared to pro forma gross profit of $25.6 million, or 38.8% of net sales, during fiscal 1996. The Company's gross margins decreased in fiscal 1997 primarily due to absorption of period costs (i.e., other cost of sales) over a lower sales base, inventory valuation adjustments, and lower revenue from license fees and engineering services. The gross profit for fiscal 1997 and 1996 included revenue from license fees and engineering services for the periods. The revenue from license fees and engineering services for fiscal 1997 approximated the related costs.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $6.9 million for fiscal 1997, compared to $7.2 million for fiscal 1996. As a percentage of net sales, research and development expenses were 15.8% for fiscal 1997, compared to a pro forma 11.0% for fiscal 1996. The decrease of $0.3 million in fiscal 1997 was primarily due to a shift in resources to support engineering revenue as discussed above. The Company anticipates that as a result of the restructuring during the quarter ended June 28, 1997 (see "Special Charges--Fiscal 1997" below), absent any unusual circumstances or events, its relative spending levels of research and development expenses will be slightly lower in fiscal 1998.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.4 million for fiscal 1997, compared to $16.8 million for fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 39.9% for fiscal 1997, compared to a pro forma 25.4% for fiscal 1996. The increase of $0.6 million in fiscal 1997 was primarily due to start-up costs associated with launching the new signature VAR sales channel, which is being used to market the TARGA 2000 RTX product line. The Company anticipates that as a result of the restructuring during the quarter ended June 28, 1997 (see "Special Charges--Fiscal 1997" below), absent any unusual circumstances or events, its relative spending levels of selling, general and administrative expenses will be lower in fiscal 1998.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, for fiscal 1997 is comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the RasterOps product line. Other income (expense), net, for fiscal 1996 is comprised primarily of residual expenses associated with the RasterOps product line.

    INCOME TAXES. In the fourth quarter of fiscal 1997, the Company recorded a provision for income taxes of $1.5 million to fully reserve for deferred tax assets because management determined at that time that the future realization of these deferred tax assets was uncertain. At June 28, 1997, the Company had gross deferred tax assets of $22.5 million relating primarily to net operating loss carryforwards. These deferred tax assets have been fully reserved due to the uncertainty of future realization of the net operating loss carryforwards. A provision for income taxes of $110,000 was recorded for fiscal 1996, which represents federal and state alternative minimum taxes.

    SPECIAL CHARGES--FISCAL 1997. During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1.7 million. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment. The downsizing of facilities, lease terminations and fixed asset reductions is expected to decrease facilities expenses by approximately $0.8 million in fiscal 1998. The reduction in headcount is expected to decrease employee costs by approximately $2.3 million in fiscal 1998.

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

    The following table compares Truevision and RasterOps product line net sales for fiscal 1996 and 1995 (in millions, except ratio data):

                                                                                       %       YEAR-YEAR
PRODUCT LINE                                        1996      % SALES     1995       SALES     % CHANGE
------------------------------------------------  ---------  ---------  ---------  ---------  -----------
Truevision:
  Retail/Distribution...........................  $    35.3       49.4% $    26.2       39.5
  OEM...........................................       35.3       49.4       19.1       28.8
                                                  ---------  ---------  ---------  ---------
                                                       70.6       98.8       45.3       68.3        55.9%
                                                  ---------  ---------  ---------  ---------
RasterOps.......................................        0.9        1.2       21.0       31.7       (95.7)%
                                                  ---------  ---------  ---------  ---------
Total net sales.................................  $    71.5      100.0% $    66.3      100.0%        7.8%
                                                  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------

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

    OEM net sales for fiscal 1996 and 1995 included $2.4 million and $0.9 million, respectively, of revenues from license fees under product license agreements (including the $1.45 million Avid product license buyout in fiscal 1996 discussed above) and engineering services revenue from a product design and development agreement.

    GROSS PROFIT. The Company had a gross profit of $28.2 million, or 39.4% of net sales, during fiscal 1996 compared to a gross profit of $14.7 million, or 22.2% of net sales, during fiscal 1995. The Company's gross margins improved as the Company shifted its focus to developing, manufacturing and selling more high-margin desktop video products and at the same time exiting the low-margin monitor business. The Company also realized cost reductions in its components costs in fiscal 1996. There can be no assurance that the cost of components will decrease further or even remain at the current level in the future or that the Company will be able to improve or maintain its margins. During the first quarter of fiscal 1995, the Company recorded additional inventory reserves of $6.0 million (excluding the $1.9 million of included in restructuring costs) to reduce inventory to its estimated net realizable value to reflect management's current plans and market expectations.

    RESEARCH AND DEVELOPMENT EXPENSES. For fiscal 1996 and 1995, research and development expenses were approximately 10% of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.8 million, or 18.4%, to $16.8 million for fiscal 1996 compared to $20.5 million for fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% in fiscal 1996 compared with 31.0% for fiscal 1995. The decrease was primarily related to expenses in fiscal 1995 related to: (1) increased reserves for bad debts attributable to two of the Company's foreign distributors; (2) lease terminations; and (3) legal fees, which did not recur in fiscal 1996.

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

    SPECIAL CHARGES--FISCAL 1995. During the first quarter of fiscal 1995, the Company recorded a charge for restructuring and other costs of $3.7 million resulting primarily from the Company's decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of $1.9 million to reduce the related inventory to net realizable value, and during fiscal 1995 the reserve was utilized, yielding no margin on sales of related products. No material amounts of this inventory remained as of June 29, 1996. Due to the discontinuance of these products, in fiscal 1995 the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing the Company's worldwide operations, including lease termination for offices located in California, Germany, France, the United Kingdom and Japan, and employee severance. These lease terminations reduced facilities and amortization expenses by $267,000 and $317,000 during fiscal 1996 and 1995, respectively.

    The reserve for employee severance has been fully utilized. The Company had completed its restructuring activities and had no remaining restructuring reserve balance as of June 29, 1996.

ACCOUNTING CHANGE

    Revenue from product sales to dealers, OEMs, VARs and end users is recognized upon shipment. In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company defers recognizing revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

    The cumulative effect on prior years of changing the accounting method was $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. The estimated pro forma amounts for the year ended June 29, 1996 assuming the new method of accounting had been applied retroactively would be net sales of $65.9 million and net income of $1.0 million, or $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

    At June 28, 1997, the Company had cash and cash equivalents of $4.5 million, a decrease of $1.6 million from the $6.1 million at June 29, 1996. Working capital decreased to $5.0 million at June 28, 1997 from $22.4 million at June 29, 1996. Although the Company experienced a net loss of $19.8 million in fiscal 1997 and a reduction in trade accounts payable of $3.8 million, net cash used in operating activities was only $0.7 million. The net loss and reduction in trade accounts payable were partially offset primarily due to: (1) the non-cash effect from the charge for the change in accounting method of $4.9 million, depreciation and amortization of $2.4 million, the charge for restructuring of $1.7 million, the write-off of deferred tax assets of $1.5 million, and inventory valuation adjustments of $1.0 million; and (2) a reduction in inventory of $6.7 million, a reduction in accounts receivable of $2.5 million and an increase in accrued expenses of $1.4 million. During fiscal 1996, net cash used in operating activities was $9.3 million, primarily due to an increase of accounts receivable caused by increased net sales and timing of sales in the latter part of the fourth quarter of fiscal 1996, and settlement related to a stockholder class action lawsuit. In August 1995, the Company made a payment totaling $3.6 million in settlement of the lawsuit, and the Company's insurance carrier paid $3.0 million, which the Company had recorded in prepaid expenses and other assets at July 1, 1995, liquidating the July 1, 1995 stockholder litigation settlement accrual of $6.6 million.

    The Company's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs and VARs. In fiscal 1997, distributor revenue accounted for $21.1 million, or 48.3% of the Company's net sales. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next two years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the

Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component.

    Net cash used in investing activities was $1.3 million during fiscal 1997 and 1996. The Company spent approximately $1.4 million and $1.7 million for new equipment during fiscal 1997 and 1996, respectively. Additionally, the Company acquired new equipment under capital leases totaling $0.6 million in fiscal 1996. At June 28, 1997, the Company had no material commitments for the purchase of capital equipment.

    Net cash provided by financing activities was $0.4 million during fiscal 1997, compared to $6.3 million during fiscal 1996. In fiscal 1996, cash provided by financing activities was derived primarily from funds generated, from the issuance of Common Stock to investors, proceeds from stock options exercised, and borrowings on the Company's line of credit. In August 1995, the Company issued 650,000 shares of its Common Stock in a private placement to investors. The proceeds were used primarily to fund the settlement of the Company's stockholder class action lawsuit.

    The Company has a $7 million revolving line of credit with a commercial bank that includes financial and other covenants that must be satisfied for borrowings to be permitted and that limits borrowing to percentages of accounts receivable and inventory. The more significant financial covenants of the line of credit are quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. At June 28, 1997, the Company was in violation of certain financial covenants. However, a waiver of its covenant violations as of June 28, 1997 has been obtained from the bank. Although the Company currently has a waiver of its covenant violations from the bank, there can be no assurance that waivers would be granted in the future if necessary. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected. The Company's current line of credit expired on August 20, 1997 and the bank granted an extension through September 20, 1997. On September 19, 1997, the Company entered into a new one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenant of the new line of credit is a tangible net worth covenant. As of June 28, 1997, the Company had borrowings of $3.7 million and $0.4 million was available under the line of credit. As of September 19, 1997, the Company had borrowings of $2.0 million and $0.9 million was available under the new line of credit. The amount available under the line of credit has been reduced by a letter of credit totaling $225,000 issued as a guarantee for a certain customer.

    The Company's cumulative operating losses in the current and prior years resulted in the need to address the Company's liquidity position. Truevision's plans include cost reductions (during the quarter ended June 28, 1997, the Company undertook actions to reduce costs and expenses and recorded a charge for restructuring and other costs of $1.7 million which included primarily costs associated with downsizing facilities and reduction in headcount, see "Special Charges--Fiscal 1997"), and the introduction of new products during fiscal 1998. Management has also developed production, sales and financing plans that they believe will result in significantly improved performance in fiscal 1998 including significant reductions in losses and/or the achievement of profitable operations. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 27, 1998.

    The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may require additional equity or debt financing to fund such activities. However, there can be no assurance that the Company will be able to obtain these funds on terms and conditions acceptable to the Company. In addition, the sale of additional equity or convertible debt securities could result in additional dilution in the equity ownership of the Company's stockholders.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 123 requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to financial statements. The Company has elected the disclosure-only alternative under SFAS No. 123 and will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in the Company's consolidated statements of operations.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary EPS with a presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15. Basic earnings per share and diluted earnings per share for the year ended June 28, 1997, calculated in accordance with SFAS No. 128, are the same as net income per common share computed using the existing rules.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not intend to adopt this Statement early. Adoption of this Statement is not expected to have a material effect on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information. This Statement requires public companies to disclose certain operating and financial information by business segment in their annual and interim financial statements. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. The Segment disclosures of the Company determined in accordance with SFAS No. 131 would be the same as those determined using the existing rules.

IMPACT OF CURRENCY AND INFLATION

    The Company purchases materials and services primarily in U.S. dollars and sales are primarily in U.S. dollars. Accordingly, the Company has not been subject to significant currency fluctuations. There can be no assurance that this trend will continue in the future. The impact of inflation has not been material on the Company's operations or liquidity to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       -----
1.         FINANCIAL STATEMENTS

           Report of Independent Accountants......................................................................          26

           Consolidated Balance Sheets--June 28, 1997 and June 29, 1996...........................................          27

           Consolidated Statements of Operations--Three years ended June 28, 1997.................................          28

           Consolidated Statements of Stockholders' Equity--Three years ended June 28, 1997.......................          29

           Consolidated Statements of Cash Flows--Three years ended June 28, 1997.................................          30

           Notes to Consolidated Financial Statements.............................................................          31

2.         FINANCIAL STATEMENT SCHEDULES  The following financial statement schedule of Truevision for the three years ended June 28, 1997 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Truevision.


           SCHEDULE                                                                                                    PAGE
           -------------------------------------------------------------------------------------------------------     -----
           II--Valuation and Qualifying Accounts..................................................................          48

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Truevision, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Truevision, Inc. and its subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 4 to the consolidated financial statements, during the year ended June 28, 1997 the Company changed its method of recognizing revenue.

PRICE WATERHOUSE LLP
San Jose, California
August 12, 1997

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                             JUNE 28,    JUNE 29,
                                                                                               1997        1996
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,549  $    6,101
  Accounts receivable, less allowance for doubtful accounts of $338 and $598 (Note 4).....       4,630      17,413
  Inventory (Note 2)......................................................................       7,746       9,627
  Prepaid expenses and other assets.......................................................         555       1,662
  Deferred income taxes (Note 7)..........................................................          --          60
  Income taxes receivable.................................................................          73         230
                                                                                            ----------  ----------
    Total current assets..................................................................      17,553      35,093
  Property and equipment, net (Note 3)....................................................       2,757       3,131
  Other assets............................................................................         178         251
  Deferred income taxes (Note 7)..........................................................          --       1,453
                                                                                            ----------  ----------
    Total assets..........................................................................  $   20,488  $   39,928
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit (Note 6).................................................................  $    3,738  $    3,437
  Accounts payable........................................................................       2,475       6,288
  Accrued employee compensation...........................................................       1,492         541
  Accrued restructuring and other costs (Note 5)..........................................       1,531          --
  Advances on inventory held by distributors (Note 4).....................................         644          --
  Other accrued liabilities...............................................................       2,581       2,165
  Current portion of long-term obligations (Note 11)......................................          65         243
                                                                                            ----------  ----------
    Total current liabilities.............................................................      12,526      12,674
Long-term obligations (Note 11)...........................................................          86         151
                                                                                            ----------  ----------
    Total liabilities.....................................................................      12,612      12,825
                                                                                            ----------  ----------
Commitments and contingencies (Note 11)
Stockholders' equity (Note 8):
  Preferred Stock, no par value: 2,000,000 shares authorized; none issued or outstanding
    Common Stock, $0.001 par value: 25,000,000 shares authorized; 12,728,000 and
    12,629,000 shares issued and outstanding..............................................      53,015      52,680
  Accumulated deficit.....................................................................     (45,139)    (25,352)
  Cumulative translation adjustment (Note 5)..............................................          --        (225)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................       7,876      27,103
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $   20,488  $   39,928
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEAR ENDED
                                                                                ----------------------------------
                                                                                 JUNE 28,    JUNE 29,    JULY 1,
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net sales (Note 4)............................................................  $   43,620  $   71,536  $   66,318
Cost of sales.................................................................      30,412      43,323      51,623
                                                                                ----------  ----------  ----------
Gross profit..................................................................      13,208      28,213      14,695
                                                                                ----------  ----------  ----------
Operating expenses:
  Research and development....................................................       6,899       7,247       6,831
  Selling, general and administrative.........................................      17,399      16,761      20,536
  Restructuring and other costs (Note 5)......................................       1,680          --       3,654
                                                                                ----------  ----------  ----------
  Total operating expenses....................................................      25,978      24,008      31,021
                                                                                ----------  ----------  ----------
Income (loss) from operations.................................................     (12,770)      4,205     (16,326)
Other income (expense), net...................................................        (471)       (324)        (76)
Interest expense..............................................................        (297)       (229)       (238)
Interest income...............................................................         119          84          84
Litigation settlement expense (Note 9)........................................          --          --      (3,675)
                                                                                ----------  ----------  ----------
Income (loss) before provision for income taxes and cumulative effect of
  change in accounting principle..............................................     (13,419)      3,736     (20,231)
Provision for income taxes (Note 7)...........................................       1,510         110          --
                                                                                ----------  ----------  ----------
Income (loss) before cumulative effect of change in accounting principle......     (14,929)      3,626     (20,231)
Cumulative effect of change in accounting principle (Note 4)..................      (4,858)         --          --
                                                                                ----------  ----------  ----------
Net income (loss).............................................................  $  (19,787) $    3,626  $  (20,231)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Per common share:
  Income (loss) before cumulative effect of change in accounting principle....  $    (1.18) $     0.27  $    (2.12)
  Cumulative effect of change in accounting principle.........................  $    (0.38) $       --  $       --
  Net income (loss) per share.................................................  $    (1.56) $     0.27  $    (2.12)
Weighted average common shares and equivalents................................      12,694      13,535       9,565

  The accompanying notes are an integral part of these Consolidated Financial
                                   Statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE YEARS ENDED JUNE 28, 1997
                                 (IN THOUSANDS)

                                                            COMMON STOCK                     CUMULATIVE
                                                        --------------------  ACCUMULATED    TRANSLATION
                                                         SHARES     AMOUNT      DEFICIT      ADJUSTMENT      TOTAL
                                                        ---------  ---------  ------------  -------------  ----------
BALANCES AT JUNE 30, 1994.............................      9,516  $  38,971   $   (8,747)    $       7    $   30,231
Issuance of Common Stock to investors, net............      2,000      8,428           --            --         8,428
Exercise of Common Stock options......................          6         29           --            --            29
Issuance of Common Stock in connection with Employee
  Stock Purchase Plan.................................         65        229           --            --           229
Currency translation adjustment.......................         --         --           --          (159)         (159)
Net loss..............................................         --         --      (20,231)           --       (20,231)
                                                        ---------  ---------  ------------        -----    ----------
BALANCES AT JULY 1, 1995..............................     11,587     47,657      (28,978)         (152)       18,527
Issuance of Common Stock to investors, net............        650      3,504           --            --         3,504
Exercise of Common Stock options......................        329      1,283           --            --         1,283
Issuance of Common Stock in connection with Employee
  Stock Purchase Plan.................................         63        236           --            --           236
Currency translation adjustment.......................         --         --           --           (73)          (73)
Net income............................................         --         --        3,626            --         3,626
                                                        ---------  ---------  ------------        -----    ----------
BALANCES AT JUNE 29, 1996.............................     12,629     52,680      (25,352)         (225)       27,103
Exercise of Common Stock options......................         25         68           --            --            68
Issuance of Common Stock in connection with Employee
  Stock Purchase Plan.................................         74        267           --            --           267
Currency translation adjustment.......................         --         --           --           225           225
Net loss..............................................         --         --      (19,787)           --       (19,787)
                                                        ---------  ---------  ------------        -----    ----------
BALANCES AT JUNE 28, 1997.............................     12,728  $  53,015   $  (45,139)    $      --    $    7,876
                                                        ---------  ---------  ------------        -----    ----------
                                                        ---------  ---------  ------------        -----    ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED
                                                                                  -------------------------------
                                                                                  JUNE 28,   JUNE 29,    JULY 1,
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
OPERATING CASH FLOWS:
Net income (loss)...............................................................  $ (19,787) $   3,626  $ (20,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Cumulative effect of change in accounting principle...........................      4,858         --         --
  Provision for doubtful accounts...............................................        182        402        428
  Depreciation and amortization.................................................      2,382      1,755      2,598
  Loss on disposal of fixed assets..............................................         92        108        173
  Deferred income taxes.........................................................      1,513         --        480
  Other.........................................................................        225        (73)       129
  Changes in assets and liabilities:
    Accounts receivable.........................................................      2,530     (7,089)      (132)
    Inventory...................................................................      6,724        555      5,718
    Prepaid expenses and other assets...........................................        707      2,633     (3,196)
    Income taxes receivable.....................................................        157         69        349
    Accounts payable............................................................     (3,813)    (2,868)    (1,173)
    Accrued employee compensation...............................................        951       (137)      (345)
    Accrued restructuring and other costs.......................................      1,531         --        384
    Advances on inventory held by distributors..................................        644         --         --
    Other accrued liabilities...................................................        416     (1,671)     1,087
    Accrued litigation settlement...............................................         --     (6,600)     6,600
                                                                                  ---------  ---------  ---------
Net cash used in operating activities...........................................       (688)    (9,290)    (7,131)
                                                                                  ---------  ---------  ---------
INVESTING CASH FLOWS:
Acquisitions of property and equipment..........................................     (1,007)    (1,268)      (564)
Acquisitions of other assets....................................................       (250)       (30)       (44)
                                                                                  ---------  ---------  ---------
Net cash used in investing activities...........................................     (1,257)    (1,298)      (608)
                                                                                  ---------  ---------  ---------
FINANCING CASH FLOWS:
Proceeds from line of credit, net...............................................        301      1,753      1,684
Repayment of debt obligations...................................................       (243)      (464)      (508)
Issuance of Common Stock, net...................................................        335      5,023      8,686
                                                                                  ---------  ---------  ---------
Net cash provided by financing activities.......................................        393      6,312      9,862
                                                                                  ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................     (1,552)    (4,276)     2,123
Cash and cash equivalents, beginning of year....................................      6,101     10,377      8,254
                                                                                  ---------  ---------  ---------
Cash and cash equivalents, end of year..........................................  $   4,549  $   6,101  $  10,377
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year:
    Interest....................................................................  $     297  $     229  $     238
    Income taxes................................................................  $      82  $      17  $      36
Noncash investing and financing activities:
    Property and equipment acquired under capital leases........................  $      --  $     613  $      --
    Property and equipment transferred from inventory...........................  $     370  $     431  $      --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS. Truevision designs, develops, manufactures and markets professional quality digital video products for Windows- and Macintosh-compatible computers and operating systems. The Company's products are sold throughout the United States as well as internationally, primarily Europe and the Pacific Rim. Truevision's principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and the Company maintains its headquarters in Santa Clara, California.

    BASIS OF PRESENTATION. The consolidated financial statements of the Company include the financial statements of Truevision and its wholly-owned subsidiaries, after elimination of the intercompany accounts and transactions. The Company's fiscal calendar and its operating year ends on the Saturday closest to June 30.

    LIQUIDITY AND FUTURE CAPITAL NEEDS. The Company's cumulative operating losses in the current and prior years, the loss of a significant customer that represented approximately 36% of the revenues in fiscal 1996 and cash used in fiscal 1997 result in uncertainty about the Company's future viability. Truevision's actions and plans to improve liquidity include cost reductions (during the quarter ended June 28, 1997, the Company undertook actions to reduce costs and expenses and recorded a charge for restructuring and other costs of $1,680,000 which consisted primarily of costs associated with downsizing facilities and reduction in headcount, see Note 5--Restructuring and Other Costs), development of production, sales and financing plans, and the introduction of new products during fiscal 1998. Management believes that these plans, when coupled with recently renewed credit facilities (see Note 6--Line of Credit), will enable Truevision to continue as a going concern at least through June 27, 1998.

    MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS. The Company's preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these consolidated financial statements include allowances for doubtful accounts receivable and sales returns, reserves for inventory and valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

    INCOME TAXES. The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

    REVENUE RECOGNITION. Revenue from product sales to dealers, OEMs, VARs and end users is recognized upon shipment, provided no significant obligations remain and collectibility is probable. The Company grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Reserves for sales returns and warranty obligations are based on historical information and other related factors, and are provided at the time revenue is recognized.

Revenue from shipments to distributors is not recognized until the product is shipped by the distributors. Revenues from license fees under product license agreements is recognized when earned. Revenue from nonrecurring engineering services is recognized using the percentage of completion method based on costs incurred-to-date as a percentage to the total estimated cost-at-completion.

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

    CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL
INSTRUMENTS. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents, primarily checking and money market accounts at June 28, 1997 and June 29, 1996, with high credit-quality financial institutions and does not believe that any significant credit risk is associated with these financial instruments. The Company has net accounts receivable from customers located primarily in the United States, Europe, and Asia/Pacific and other geographic areas of $3,792,000, $491,000 and $347,000, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness, and maintains an allowance for uncollectable accounts receivable based upon expected collectibility of all accounts receivable. The Company believes the recorded value of financial instruments approximate fair value at each balance sheet date.

    STOCK BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock options grants to employees using the intrinsic value method described in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized in the Company's consolidated statements of operations.

    In October 1995, the Financial Accounting Standard Boards issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS No. 123 requires the measurement of the fair value of stock-based compensation to be included in the statement of operations or disclosed in the notes to financial statements. The Company has elected the disclosure-only alternative under SFAS No. 123 and will continue to account for stock-based compensation for employees under APB Opinion No. 25.

    NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus common stock equivalents, when dilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary EPS with a presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15. Basic EPS and diluted EPS for the year ended June 28, 1997, calculated in accordance with SFAS No. 128, are the same as net loss per common share computed using the existing rules. Basic EPS and diluted EPS for the year ended June 29, 1996, calculated in accordance with SFAS No. 128, would have been $0.29 per share and $0.27 per share, respectively.

    COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not intend to adopt this Statement early. Adoption of this Statement is not expected to have a material effect on the Company's financial statements.

    SEGMENT INFORMATION. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". This Statement requires public companies to disclose certain operating and financial information by business segment in their annual and interim financial statements. This Statement is effective for financial statements issued for periods beginning after December 15, 1997. The Segment disclosures of the Company determined in accordance with SFAS No. 131 would be the same as those determined using the existing rules.

NOTE 2.  INVENTORY

    A summary of inventory follows (in thousands):

                                                                             JUNE 28,     JUNE 29,
                                                                               1997         1996
                                                                            -----------  -----------
Purchased parts and subassemblies.........................................   $   2,675    $   4,194
Work-in-progress..........................................................       2,039        1,237
Finished goods............................................................       2,031        4,196
Finished goods held by distributors.......................................       1,001           --
                                                                            -----------  -----------
  Total...................................................................   $   7,746    $   9,627
                                                                            -----------  -----------
                                                                            -----------  -----------

NOTE 3.  PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                                         JUNE 28,    JUNE 29,
                                                                           1997        1996
                                                                         ---------  ----------
Computer equipment and machinery.......................................  $   9,535  $   12,758
Furniture and fixtures.................................................        775         819
Leasehold improvements.................................................        111         105
                                                                         ---------  ----------
Subtotal...............................................................     10,421      13,682
Less: accumulated depreciation.........................................     (7,664)    (10,551)
                                                                         ---------  ----------
  Total................................................................  $   2,757  $    3,131
                                                                         ---------  ----------
                                                                         ---------  ----------

NOTE 4.  ACCOUNTING CHANGE--RECOGNITION OF DISTRIBUTOR REVENUE

    In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company defers recognizing revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distribution. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue.

    The cumulative effect on prior years of changing the accounting method was $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996. The estimated pro forma amounts for the year ended June 29, 1996 assuming the new method of accounting had been applied retroactively would be net sales of $65.9 million and net income of $1.0 million, or $0.08 per share. The estimated pro forma impact for the year ended July 1, 1995 was not material.

NOTE 5.  RESTRUCTURING AND OTHER COSTS

    During the quarter ended June 28, 1997, the Company recorded a charge for restructuring of $1,680,000. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment. The downsizing of facilities, lease terminations, fixed asset reductions, and the reduction in headcount are expected to decrease costs in fiscal 1998.

    During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of approximately $3,700,000 resulting primarily from the Company's decision to terminate the production of its entire PC graphics product line which consisted of a variety of graphics acceleration cards. The Company established a reserve in the amount of approximately $1,900,000 to reduce the related inventory to its net realizable value, and during the year ended July 1, 1995 the reserve was utilized, yielding no margin on sales of related products. No material amounts of this inventory remained as of June 29, 1996. Due to the discontinuance of these products, in fiscal 1995 the Company recorded additional charges aggregating $383,000 for prepaid royalties no longer having economic value and cancellation charges on inventory purchase commitments. Also included in the restructuring charge were costs aggregating $1.2 million associated with downsizing of the Company's worldwide operations, including lease terminations for offices located in California, Germany, France, the United Kingdom and Japan and employee severance. These lease terminations reduced facilities and amortization expenses by $267,000 and $317,000 during fiscal 1996 and 1995, respectively. The reserve for employee severance has been fully utilized. The Company has completed these restructuring activities and had no remaining reserve as of June 29, 1996.

NOTE 6.  LINE OF CREDIT

    In February 1997, the Company entered into a new bank revolving line of credit agreement ("the Credit Agreement") which consists of a $5,000,000 revolving line of credit facility ("Facility A") and a $2,000,000 EXIM backed revolving line of credit facility ("Facility B"). This Credit Agreement replaced the Company's previous $7,000,000 bank revolving line of credit agreement. Under Facility A, borrowings are available up to $5,000,000 based on domestic eligible invoiced receivables. Under Facility B, borrowings are available up to $2,000,000 based on foreign eligible invoiced receivables and export finished goods and channel inventory (borrowings on inventory are capped at a maximum of $1,000,000). This Credit Agreement provides for interest based on the bank's prime rate plus 1.50% and 1.375% for borrowings under Facility A and Facility B, respectively. The Credit Agreement contains various financial convenants including maintaining certain financial ratios and tests. The primary financial covenants include quick ratio, tangible net worth, debt to tangible net worth and profitability covenants. At June 28, 1997, the Company was in violation of certain financial covenants. However, a waiver of its covenant violations as of June 28, 1997 has been obtained by the bank. This Credit Agreement expired on August 20, 1997 and the bank granted an extension through September 20, 1997. On September 19, 1997, the Company entered into a new one year revolving line of credit agreement allowing the Company to borrow up to $7,000,000 based upon percentages of eligible accounts receivable and inventory. The interest on borrowings under the new credit agreement is based on the bank's prime rate plus 2.00% per annum. The primary financial covenant of the new credit agreement is a tangible net worth covenant. Additionally, the new credit agreement restricts the payment of dividends. Borrowings under the Credit Agreement are collateralized by the Company's assets. As of June 28, 1997, the Company had borrowings of $3,738,000 and $431,000 available under the Credit Agreement. The amount available under the Credit Agreement at June 28, 1997 has been reduced by a letter of credit totaling $225,000 issued as a guarantee for a certain customer.

NOTE 7.  INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                                                                                        JUNE 28,     JUNE 29,     JULY 1,
                                                                                          1997         1996        1995
                                                                                       -----------  -----------  ---------
Current tax expense:
  Federal............................................................................   $       0    $      80   $    (209)
  State..............................................................................           0           30          --
  Foreign............................................................................          (3)          --          19
                                                                                       -----------       -----   ---------
    Subtotal.........................................................................          (3)         110        (190)
                                                                                       -----------       -----   ---------
Deferred tax expense:
  Federal............................................................................       1,513           --         190
  State..............................................................................          --           --          --
                                                                                       -----------       -----   ---------
    Subtotal.........................................................................       1,513           --         190
                                                                                       -----------       -----   ---------
      Total..........................................................................   $   1,510    $     110   $      --
                                                                                       -----------       -----   ---------
                                                                                       -----------       -----   ---------

Deferred tax assets consist of the following (in thousands):

                                                                                 JUNE 28,    JUNE 29,    JULY 1,
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Reserves and nondeductible expenses...........................................  $    4,658  $    1,800  $    1,873
Credit carryovers.............................................................       1,451       1,468       1,468
Net operating loss carryforwards..............................................      16,400      14,200      15,602
                                                                                ----------  ----------  ----------
  Gross deferred tax assets...................................................      22,509      17,468      18,943
Valuation allowance...........................................................     (22,509)    (15,955)    (17,430)
                                                                                ----------  ----------  ----------
    Total net deferred tax assets.............................................  $        0  $    1,513  $    1,513
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

    In the fourth quarter of fiscal 1997, the Company recorded a provision for income taxes of $1,513,000 to fully reserve for deferred tax assets. At June 28, 1997, the Company had gross deferred tax assets of $22,509,000 relating primarily to net operating loss carryforwards. These deferred tax assets have been fully reserved due to the uncertainty of future realization of the net operating loss carryforwards.

    The Company has approximately $45,000,000 of net operating loss and credit carryforwards that expire beginning in 2009. Utilization of operating losses may be limited due to changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended.

    The provision for income taxes differs from the amount of income tax permitted by applying the applicable U.S. statutory rate to pretax income as a result of the following differences:

                                                       1997      1996      1995
                                                       -----     -----     -----
Federal statutory rate............................     (34.0)%    34.0%    (34.0)%
State income taxes, net of federal tax benefit....      (6.1)      6.1      (6.1)
Increase/(decrease) in valuation allowance........      40.1     (37.2)     41.6
Other, net........................................        --        --      (1.5)
                                                       -----     -----     -----
    Total.........................................         0%      2.9%        0%
                                                       -----     -----     -----
                                                       -----     -----     -----

NOTE 8.  STOCKHOLDERS' EQUITY

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

    In October 1994, the Company issued a warrant to the Company's president and chief executive officer for the purchase of 400,000 shares of Common Stock. The warrant vests 25% during the first three months and 6,666.67 shares per month thereafter. The purchase price of each share issuable upon exercise of the warrant is $2.75 and, as of June 28, 1997, a total of 293,333 shares of the Company's Common Stock may be purchased under the warrant.

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

    AMENDED 1988 INCENTIVE STOCK PLAN. The Company's Amended 1988 Incentive Stock Plan (the "Option Plan") was approved by the Board of Directors and ratified by the stockholders in 1988. Under the Option Plan, shares of Common Stock have been reserved for issuance to employees and consultants of the Company, as approved by the Board of Directors. Amendments increasing the number of shares reserved for issuance under the Option Plan were adopted by the Board of Directors and ratified by the stockholders in each year thereafter for an aggregate of 3,641,300 shares reserved for issuance under the Option Plan. The Option Plan, which expires in 1998, provides for incentive as well as non statutory stock options and stock purchase rights.

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

    In April 1997, the Company offered employees the opportunity to participate in an option repricing program. Under the program, each employee could elect on or before April 30 that 90% of his or her existing option issued under the Company's Amended 1988 Stock Incentive Plan (the "Option Plan") be converted into a repriced option, subject to final approval by the Compensation Committee of the Company's Board of Directors. The per share exercise price of each repriced option would be equal to the fair market value of the Company's Common Stock on the conversion date (on or about May 2, 1997). All repriced options have a vesting start date identical to that of the converted option, but the vesting schedule of the repriced option would be forty-two months instead of the forty-eight months vesting schedule of the converted option. On May 2, 1997, the option repricing program and the options selected for conversion under the program were approved by the Compensation Committee. On such date, the fair market value of the Company's Common Stock was $2.16 and options to purchase 2,302,179 shares at a weighted average exercise price of $4.99 per share were converted into repriced options to purchase 2,059,460 shares. The weighted average per share exercise price of the repriced options prior to conversion was $4.99.

    As of June 28, 1997, options for a total of 844,664 shares were exercisable under the Option Plan.

    AMENDED AND RESTATED 1991 DIRECTOR OPTION PLAN. The Company's Amended and Restated 1991 Director Option Plan (the "Plan") was adopted by the Board of Directors in July 1991 and was subsequently amended by the Board in October 1991. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. A total of 150,000 shares of Common Stock were originally reserved for issuance under the Plan. An amendment increased the number of shares to 250,000 shares. Under the terms of the Plan, (i) non-employee directors who were members of the Board on July 25, 1991 received an option to purchase 10,000 shares of Common Stock, which options became exercisable at the rate of 25% per year for four years following July 1, 1991,
(ii) each non-employee director who becomes a member of the Board after July 25, 1991, will receive an option on the date that such director first becomes a member of the Board to purchase 10,000 shares of Common Stock, which option shall become exercisable at the rate of 25% per year for four years following the date of grant and (iii) each non-employee director who is a member of the Board immediately before the Company's Annual Meeting and remains a member of the Board immediately after such Annual Meeting, shall receive on the date of the Annual Meeting, for so long as such non-employee director remains a member of the Board, an additional option to purchase 2,500 shares of Common Stock subject to four year vesting from the date of grant similar to the vesting provisions set forth above. Options granted under the Plan have a term of ten years. As of June 28, 1997, options to purchase 103,125 shares of Common Stock are outstanding under the Plan, 58,125 of which are exercisable.

    The activity under the option plans, combined, was as follows:

                                                                         SHARES
                                                                        AVAILABLE   STOCK OPTIONS  EXERCISE PRICE
                                                                        FOR GRANT    OUTSTANDING     PER SHARE
                                                                       -----------  -------------  --------------
BALANCES AT JUNE 30, 1994............................................      618,634     1,135,324
Increase in number of shares authorized..............................      476,000            --
Options granted......................................................   (1,669,109)    1,669,109   $  2.75-$ 4.12
Options exercised....................................................           --        (5,969)  $  4.50-$ 5.12
Options canceled.....................................................    1,048,993    (1,048,993)  $  2.25-$11.25
                                                                       -----------  -------------

BALANCES AT JULY 1, 1995.............................................      474,518     1,749,471
Increase in number of shares authorized..............................      615,000            --
Options granted......................................................   (1,039,250)    1,039,250   $  4.12-$ 9.25
Options exercised....................................................           --      (329,706)  $  1.87-$ 7.75
Options canceled.....................................................      236,654      (236,654)  $  2.75-$11.25
                                                                       -----------  -------------

BALANCES AT JUNE 29, 1996............................................      286,922     2,222,361
Increase in number of shares authorized..............................      600,000            --
Options granted......................................................   (2,880,706)    2,880,706   $  1.94-$ 6.75
Options exercised....................................................           --       (24,508)  $  0.22-$ 4.89
Options canceled.....................................................    2,615,341    (2,615,341)  $  2.16-$10.00
                                                                       -----------  -------------

BALANCES AT JUNE 28, 1997............................................      621,557     2,463,218
                                                                       -----------  -------------
                                                                       -----------  -------------

SHARES EXERCISABLE AT JUNE 28, 1997..................................                    902,789
                                                                                    -------------
                                                                                    -------------

    Information relating to stock options outstanding under the option plans, combined, at June 28, 1997 is as follows:

                                                     OPTIONS OUTSTANDING
                                         -------------------------------------------     OPTIONS EXERCISABLE
                                                         WEIGHTED                     --------------------------
                                                          AVERAGE        WEIGHTED                    WEIGHTED
                                                         REMAINING        AVERAGE                     AVERAGE
                                           NUMBER       CONTRACTUAL      EXERCISE       NUMBER       EXERCISE
                                         OUTSTANDING       LIFE            PRICE      EXERCISABLE      PRICE
                                         -----------  ---------------  -------------  -----------  -------------
Range of exercise prices:
$ 0.22-$ 0.22..........................          74       1.1 years      $    0.22            74     $    0.22
$ 1.94-$ 2.88..........................   2,289,019       8.8 years      $    2.20       831,257     $    2.22
$ 3.13-$ 4.13..........................      66,000       7.8 years      $    3.88        26,250     $    4.02
$ 6.00-$ 7.25..........................      42,500       1.9 years      $    6.88        12,500     $    6.00
$ 7.63-$ 7.88..........................      55,625       2.4 years      $    7.82        22,708     $    7.82
$11.25-$11.25..........................      10,000       5.1 years      $   11.25        10,000     $   11.25
                                         -----------                                  -----------
                                          2,463,218                                      902,789
                                         -----------                                  -----------
                                         -----------                                  -----------

    The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal years 1997 and 1996: annual dividend yield of 0.0% for both periods; a weighted average interest rate of 6.42% for options granted during the year ended June 28, 1997 and 5.83% for options granted during the year ended June 29, 1996; a weighted average option term of 4 years for both periods; and an expected volatility factor of 65% for both years. The weighted average fair value of options granted during fiscal years 1997 (including options repriced in May 1997) and 1996 was $1.10 and $4.17, respectively, per share.

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

    The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal years 1997 and 1996: annual dividend yield of 0.0% for both periods; a weighted average interest rate of 5.40% for stock awards granted during the year ended June 28, 1997 and 5.22% for stock awards granted during the year ended June 29, 1996; a weighted average expected stock award term of six months for both periods; and an expected volatility factor of 65% for both years. The weighted average fair value of the options granted during fiscal years 1997 and 1996 was $1.47 and $1.89, respectively, per share.

    FAIR VALUE DISCLOSURES. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended June 28, 1997 and June 29, 1996 would have been as follows (in thousands, except per share data):

                                                                                YEAR ENDED
                                                                          -----------------------
                                                                           JUNE 28,    JUNE 29,
                                                                             1997        1996
                                                                          ----------  -----------
Net income (loss):
  As reported...........................................................  $  (19,787)  $   3,626
  Pro forma.............................................................  $  (21,896)  $   3,221

Net income (loss) per share:
  As reported...........................................................  $    (1.56)  $    0.27
  Pro forma.............................................................  $    (1.72)  $    0.24

    The pro forma amounts reflect compensation expenses related to fiscal 1997 and 1996 employee and director option grants and employee stock purchase plan awards only. In future years, the pro forma annual compensation expense will increase due to the additional expense associated with future grants combined with the expense associated with grants in prior years.

NOTE 9. STOCKHOLDER LITIGATION SETTLEMENT

    During fiscal 1992, and as later amended, the Company and certain of its current and former officers and directors were named in a stockholder class action lawsuit alleging certain violations of federal securities laws and other statutes of the state of California seeking unspecified damages and attorneys fees on behalf of the plaintiffs. In March 1995, the Company entered into a memorandum of understanding with the plaintiffs regarding settlement of all claims; consequently at July 1, 1995 the total settlement of $6,600,000, including legal costs, was accrued as a liability. In early August 1995, the Company made a payment totaling $3,600,000, and the Company's insurance carrier paid $3,000,000, which the Company had recorded in prepaid expenses and other assets at July 1, 1995, liquidating the July 1, 1995 stockholder litigation settlement accrual. On August 28, 1995, the federal court approved the settlement agreement.

NOTE 10. INDUSTRY, GEOGRAPHIC AND CUSTOMER INFORMATION

    The Company operates in one industry segment, which is computer peripherals. The Company has no significant foreign assets or liabilities. Export sales by geographic area, as a percentage of net sales, for the years ended June 28, 1997, June 29, 1996 and July 1, 1995 consisted of the following:

                                                                   JUNE 28,     JUNE 29,     JULY 1,
                                                                     1997         1996        1995
                                                                  -----------  -----------  ---------
Europe..........................................................        12.4%        15.5%       20.9%
Asia/Pacific....................................................        16.1          8.8         7.7
Other...........................................................         0.9          0.9         1.0
                                                                  -----------  -----------  ---------
  Total.........................................................        29.4%        25.2%       29.6%
                                                                  -----------  -----------  ---------
                                                                  -----------  -----------  ---------

    During fiscal 1995, the Company entered into a three-year OEM agreement with a major customer under which the customer had agreed to make minimum aggregate purchases of certain products of $40,000,000 during calendar years 1995 through 1997. In the fourth quarter of fiscal 1996, the customer and the Company negotiated a fully paid license fee in the amount of $1,450,000 for the customer to manufacture certain products used by the customer, rather than purchase them from the Company. The Company did not in fiscal 1997 and does not in the future expect to receive any further revenues or royalties resulting from the customer's manufacture and use of such products. The Company has no further obligations to the customer. This customer accounted for 1.2%, 35.9% and 15.7% of the Company's net sales during fiscal 1997, 1996 and 1995, respectively. No other customers accounted for more than 10% of the Company's net sales in fiscal 1996 and 1995. In fiscal 1997, the Company's largest domestic distributor accounted for 11.0% of the Company's net sales. No other customers accounted for more than 10% of the Company's net sales in fiscal 1997.

NOTE 11. COMMITMENTS AND CONTINGENCIES

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1,572,000 of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next two years. The Company's future generation products, which are expected to be released within the next two years, will not require this component.

    The Company occupies its principal facilities under non-cancelable leases expiring in June 1998 and March 2001. The Company is required to pay taxes, insurance and maintenance expenses for these facilities. The Company also leases other facilities and equipment under operating leases. Rent expense under non-cancelable operating leases, principally for the rental of office space, for the years ended June 28, 1997, June 29, 1996, and July 1, 1995 was $1,101,000,
$1,070,000 and $1,132,000, respectively.

Future minimum lease payments at June 28, 1997 under non-cancelable lease obligations are as follows (in thousands):

                                                                             CAPITAL     OPERATING
FISCAL YEAR ENDING                                                           LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1998.....................................................................   $      65    $   1,257
1999.....................................................................          42          660
2000.....................................................................          31          660
2001.....................................................................          15          496
2002.....................................................................          --           --
Years thereafter.........................................................          --           --
                                                                                -----   -----------
Total minimum lease payments.............................................         153    $   3,073
                                                                                        -----------
                                                                                        -----------
Less: amount representing interest.......................................           2
                                                                                -----
Present value of net minimum lease payments..............................         151
Less: current portion of capital lease obligations.......................         (65)
                                                                                -----
  Capital lease obligations..............................................   $      86
                                                                                -----
                                                                                -----

    Capital leases are for manufacturing and office equipment. Capital lease property included in property, plant and equipment is as follows (in thousands):

                                                                             JUNE 28,     JUNE 29,
                                                                               1997         1996
                                                                            -----------  -----------
Computer equipment and machinery..........................................   $     338    $     613
Less: accumulated depreciation............................................        (106)         (68)
                                                                                 -----        -----
  Total...................................................................   $     232    $     545
                                                                                 -----        -----
                                                                                 -----        -----

    The Company, in the normal course of business, receives and makes inquiries with respect to possible patent infringements and other litigation. The Company believes that it is unlikely that the outcome of the patent infringement inquiries or other litigation will have a material adverse effect on the Company's financial position or results of operations.

NOTE 12. RELATED PARTY TRANSACTIONS

    During the quarter ended June 29, 1996, the Company's net sales included revenue of $957,000 from a 14.4% stockholder of the Company.

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

QUARTER ENDED                                                     JUNE 28    MARCH 29    DECEMBER 28   SEPTEMBER 28
---------------------------------------------------------------  ---------  -----------  ------------  ------------
FISCAL 1997
Net sales......................................................  $  10,757   $  11,904    $   10,911    $   10,048
Gross profit...................................................  $   2,145   $   4,226    $    4,161    $    2,676
Loss from operations...........................................  $  (7,396)  $  (1,337)   $     (680)   $   (3,357)
Cumulative effect of accounting change.........................  $      --   $      --    $       --    $   (4,858)
Net loss.......................................................  $  (8,926)  $  (1,462)   $     (983)   $   (8,416)
Net loss per share.............................................  $   (0.70)  $   (0.12)   $    (0.08)   $    (0.66)


                                                                  JUNE 29    MARCH 30    DECEMBER 30   SEPTEMBER 30
                                                                 ---------  -----------  ------------  ------------
FISCAL 1996
Net sales......................................................  $  17,493   $  18,825    $   18,174    $   17,044
Gross profit...................................................  $   7,611   $   7,401    $    6,994    $    6,207
Income from operations.........................................  $   1,459   $   1,267    $    1,049    $      430
Net income.....................................................  $   1,349   $   1,054    $      852    $      371
Net income per share...........................................  $    0.10   $    0.08    $     0.06    $     0.03

    During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. This charge primarily included costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-offs of assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment. In addition, the Company recorded charges to fully reserve for deferred tax assets of $1,513,000, inventory valuation adjustments of $955,000, the write-off of certain other assets (including prepaid royalties no longer having economic value) of $450,000, and settlement of pending lawsuits and other legal costs of $350,000.

    During the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue. The first quarter of fiscal 1997 included a $4,858,000 charge for the cumulative effect on prior years of changing the accounting method. In addition, the Company recorded inventory valuation adjustments of $500,000 and severance related costs of $250,000.

    The Company's net sales for the quarter ended June 29, 1996 included revenue of approximately $1,850,000 from license fees under product license agreements (including $1,450,000 for the Avid product license buyout) and engineering services revenue from a product design and design development agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the registrant will file a definitive proxy statement pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission; certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors--Nominees," "--Information Concerning Nominees," "Certain Relationships and Related Transactions" and "Miscellaneous--Section 16 Filings" in the Company's Proxy Statement.

(b) The information concerning the Company's executive officers required by this item is incorporated by reference to the section in Part I entitled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors," "Executive Compensation--Summary Compensation Table," "Option Grants In Last Fiscal Year," "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Security Ownership Of Certain Beneficial Owners And Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Election of Directors--Nominees," "--Information Concerning Nominees" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

    With the exception of the information explicitly incorporated by reference to the Company's Proxy Statement in Part IV of this Annual Report on Form 10-K, the Company's Proxy Statement is not deemed as filed as part of this report.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS--see Item 8

(b) REPORTS FILED ON FORM 8-K

    There were no reports on Form 8-K filed for the year ended June 28, 1997.

(c) EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan Merger between RasterOps Corporation and Truevision(1)

       3.1   Certificate of Incorporation in the State of Delaware(1)

       3.2   Bylaws(1)

       4.1   See Exhibit 3.1

       4.2   Modification Agreement dated October 27, 1988, as amended March 12, 1990(2)

      10.1   Amended 1988 Incentive Stock Plan(8)

      10.2   Form of Incentive Stock Option Agreement(3)

      10.3   Form of Incentive Stock Option Agreement (provides for payment by promissory note)(3)

      10.4   Form of Nonstatutory Stock Option Agreement(3)

      10.5   Form of Nonstatutory Stock Option Agreement (provides for payment by promissory note)(3)

      10.6   Form of Stock Purchase Agreement(3)

      10.7   Form of Stock Purchase Agreement (provides for payment by promissory note)(3)

      10.8   Form of Stock Bonus Agreement(8)

      10.9   1990 Employee Stock Purchase Plan(3)

      10.10  Form of 1990 Employee Stock Purchase Plan Subscription Agreement(3)

      10.11  Amended and Restated 1991 Director Option Plan(8)

      10.12  Form of Director Option Agreement(4)

      10.13  Lease Agreement for the Company's executive offices in Santa Clara, California dated February 1989, as amended May 1989(2)

      10.14  Second Amendment to the Lease Agreement for the Company's executive offices in Santa Clara, California dated January 18, 1996(8)

      10.15  Lease Agreements for the Company's executive offices in Indianapolis, Indiana, dated June 7, 1991(5)

      10.16  Form of Indemnification Agreement(2)

      10.21  Manufacturing License Agreement by and between the Company and Avid dated December 30, 1994(6)

      10.22  First Addendum to the Manufacturing License Agreement by and between the Company and Avid dated December
               30, 1994(8)

      10.23  Product Design and Development Agreement by and between the Company and Matsushita dated March 19,
               1996(7)

      10.24  Form of Employment Agreement between the Company and Lou Doctor(6)

      10.25  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated May 2, 1996(8)

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.26  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated February 21, 1997

      10.27  Loan and Security Agreement by and between the Company and Silicon Valley Bank (EXIM Program) dated
               February 21, 1997

      10.28  Waiver and Amendment to the Loan and Security Agreement by and between the Company and Silicon Valley
               Bank dated August 20, 1997

      10.29  Waiver and Amendment to the Loan and Security Agreement (EXIM Program) by and between the Company and
               Silicon Valley Bank dated August 20, 1997

      10.30  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated September 19, 1997

      10.31  Loan and Security Agreement (EXIM Program) by and between the Company and Silicon Valley Bank dated
               September 19, 1997

      18.1   Preferability Letter from Independent Accountants re: Change in Accounting Principle(9)

      21.1   List of Subsidiaries(6)

      24.1   Consent of Independent Accountants (see page 44)

      27.1   Financial Data Schedule

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

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's report on Form 8-K/A, filed August 6, 1996, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 28, 1996, and incorporated herein by reference.

(D) FINANCIAL STATEMENT SCHEDULES

    See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on September 19, 1997.

                                TRUEVISION, INC.

                                By:              /s/ R. JOHN CURSON
                                     -----------------------------------------
                                                   R. John Curson
                                               SENIOR VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER AND SECRETARY
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ WALTER W. BREGMAN
------------------------------  Chairman of the Board of    September 19, 1997
      Walter W. Bregman           Directors

     /s/ LOUIS J. DOCTOR        President, Chief Executive
------------------------------    Officer (Principal        September 19, 1997
       Louis J. Doctor            Executive Officer)

                                Senior Vice President,
      /s/ R. JOHN CURSON          Chief Financial Officer
------------------------------    and Secretary (Principal  September 19, 1997
        R. John Curson            Financial Officer)

                                Vice President and
    /s/ HARVEY A. CHESLER         Corporate Controller
------------------------------    (Principal Accounting     September 19, 1997
      Harvey A. Chesler           Officer)

    /s/ WILLIAM H. MCALEER
------------------------------  Director                    September 19, 1997
      William H. McAleer

    /s/ KIETH E. SORENSON
------------------------------  Director                    September 19, 1997
      Kieth E. Sorenson

    /s/ CONRAD J. WREDBERG
------------------------------  Director                    September 19, 1997
      Conrad J. Wredberg

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-53458, 33-36138, 33-38886, 33-86288 and 33-63135)
and in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-62703) of Truevision, Inc. of our report dated August 12, 1997 included in this Annual Report on Form 10-K.

PRICE WATERHOUSE LLP

San Jose, California
September 22, 1997

                                TRUEVISION, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           YEARS ENDED JUNE 28, 1997, JUNE 29, 1996 AND JULY 1, 1995

                                 (IN THOUSANDS)

                                   ADDITIONS

                                                                                                  DEDUCTIONS
                                                       BALANCE      CHARGED TO      CHARGED TO       FROM      BALANCE AT
                                                      BEGINNING      COSTS AND         OTHER       RESERVES      END OF
                                                      OF PERIOD    EXPENSES (1)      ACCOUNTS         (2)        PERIOD
                                                     -----------  ---------------  -------------  -----------  -----------
Allowance for sales returns, doubtful accounts and
  price protection:

1997...............................................   $   1,018      $     360       $     196     $     924    $     650
1996...............................................   $   1,291      $     472       $      --     $     745    $   1,018
1995...............................................   $   1,360      $     381       $     228     $     678    $   1,291

Reserves for inventory:

1997...............................................   $   1,218      $     981       $      --     $   1,389    $     810
1996...............................................   $   1,514      $     687       $      --     $     983    $   1,218
1995...............................................   $   3,713      $     845       $      --     $   3,044    $   1,514

------------------------

(1) With respect to the allowance for receivables, amounts include charges to net sales for sales returns.

(2) With respect to the allowance for receivables, amounts include charges to reserves for sales returns. With respect to reserves for inventory, amounts exclude cost of sales write downs of inventory.