Form 10-Q
period 1997-09-27
TRUEVISION INC
filed 1997-11-12
CIK 833619

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                --------------


                                  FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                                --------------


For the quarter ended September 27, 1997      Commission file number 000-18404


                                --------------


                               TRUEVISION, INC.
            (Exact name of registrant as specified in its charter)


                                --------------



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

     Number of shares of Common Stock outstanding as of September 27, 1997:
12,797,729

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    INDEX
                               TRUEVISION, INC.


                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
------------------------------                                         ------

     Item 1:  Consolidated Interim Financial Statements

              Consolidated Interim Balance Sheets -
              September 27, 1997 and June 28, 1997                        2

              Consolidated Interim Statements of Operations -
              Three months ended September 27, 1997
              and September 28, 1996                                      3

              Consolidated Interim Statements of Cash Flows -
              Three months ended September 27, 1997
              and September 28, 1996                                      4

              Notes to Consolidated Interim Financial Statements          5

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7

PART II - OTHER INFORMATION
---------------------------

     Item 4:  Submission of Matters to a Vote of Security Holders        11

     Item 6:  Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                               12
----------

                        PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
                                                     Sept. 27,       June 28,
                                                       1997            1997
------------------------------------------------    -----------     ----------
(In thousands)

ASSETS

Current assets:
  Cash and cash equivalents                          $   1,558      $   4,549
  Accounts receivable, net                               4,440          4,630
  Inventory (Note 2)                                     6,136          7,746
  Prepaid expenses and other assets                      1,005            555
  Income taxes receivable                                   33             73
                                                     ---------      ---------
    Total current assets                                13,172         17,553
Property and equipment, net (Note 3)                     2,421          2,757
Other assets, net                                          163            178
                                                     ---------      ---------
  Total assets                                       $  15,756      $  20,488
                                                     ---------      ---------
                                                     ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                     $      --      $   3,738
  Accounts payable                                       2,139          2,475
  Accrued employee compensation                          1,421          1,492
  Accrued restructuring and other costs (Note 5)           948          1,531
  Advances on inventory held by
   distributors (Note 4)                                   348            644
  Other accrued liabilities                              2,373          2,581
  Current portion of long-term obligations                  81             65
                                                     ---------      ---------
    Total current liabilities                            7,310         12,526
Long-term obligations                                       74             86
                                                     ---------      ---------
  Total liabilities                                      7,384         12,612
                                                     ---------      ---------

Stockholders' equity:
  Preferred stock                                           --             --
  Common stock                                          53,159         53,015
  Accumulated deficit                                  (44,787)       (45,139)
                                                     ---------      ---------
Total stockholders' equity                               8,372          7,876
                                                     ---------      ---------
    Total liabilities and stockholders' equity       $  15,756      $  20,488
                                                     ---------      ---------
                                                     ---------      ---------


   See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three months ended
                                                            ----------------------------
                                                              Sept. 27,      Sept. 28,
                                                                1997           1996
--------------------------------------------------------    ------------   -------------
(In thousands, except per share data)

Net sales (Note 4)                                            $  10,092       $  10,048
Cost of sales                                                     5,857           7,372
                                                              ---------       ---------
Gross profit                                                      4,235           2,676
                                                              ---------       ---------
Operating expenses:
  Research and development                                        1,405           1,743
  Selling, general and administrative                             2,384           4,290
                                                              ---------       ---------
  Total operating expenses                                        3,789           6,033
                                                              ---------       ---------

Income (loss) from operations                                       446          (3,357)
Interest income                                                      28               3
Interest expense                                                    (89)            (56)
Other income (expense), net                                         (22)           (148)
                                                              ---------       ---------
Income (loss) before provision for income taxes
 and cumulative effect of change in accounting principle            363          (3,558)
Provision for income taxes                                           11              --
                                                              ---------       ---------
Income (loss) before cumulative effect of change
 in accounting principle                                            352          (3,558)
Cumulative effect of change in accounting principle (Note 4)         --          (4,858)
                                                              ---------       ---------
Net income (loss)                                             $     352       $  (8,416)
                                                              ---------       ---------
                                                              ---------       ---------

Per common share:

  Income (loss) before cumulative effect of change
   in accounting principle                                    $    0.03       $   (0.28)

  Cumulative effect of change in accounting principle         $      --       $   (0.38)

  Net income (loss)                                           $    0.03       $   (0.66)

Weighted average common shares and equivalents                   12,903          12,676

     See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                     Three months ended
                                                                 ---------------------------
                                                                  Sept. 27,       Sept. 28,
                                                                    1997             1996
------------------------------------------------------------     ------------   ------------
(in thousands)
OPERATING CASH FLOWS:
Net income (loss)                                                 $    352        $ (8,416)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Cumulative effect of change in accounting principle                   --           4,858
  Provision for doubtful accounts                                       75             100
  Depreciation and other amortization                                  388             569
  Loss on disposal of fixed assets                                      14               8
  Other                                                                 --             (26)
  Changes in assets and liabilities:
    Accounts receivable                                                115           3,312
    Inventory                                                        1,610          (1,997)
    Prepaid expenses and other assets                                 (450)            208
    Income taxes receivable                                             40              --
    Accounts payable                                                  (336)          1,314
    Accrued employee compensation                                      (71)            407
    Accrued restructuring and other costs                             (583)             --
    Advances on inventory held by distributors                        (296)             --
    Other accrued liabilities                                         (208)            151
                                                                  --------        --------
Net cash provided by operating activities                              650             488
                                                                  --------        --------
INVESTING CASH FLOWS:
Acquisitions of property and equipment                                 (51)           (132)
Acquisitions of other assets                                            --            (160)
                                                                  --------        --------
Net cash used in investing activities                                  (51)           (292)
                                                                  --------        --------
FINANCING CASH FLOWS:
Borrowings (payments) on line of credit, net                        (3,738)             47
Borrowings (payments) on debt obligations, net                           4            (135)
Issuance of common stock, net                                          144             190
                                                                  --------        --------
Net cash provided by (used in) financing activities                 (3,590)            102
                                                                  --------        --------
Net increase (decrease) in cash and cash equivalents                (2,991)            298
Cash and cash equivalents, beginning of period                       4,549           6,101
                                                                  --------        --------
Cash and cash equivalents, end of period                          $  1,558        $  6,399
                                                                  --------        --------
                                                                  --------        --------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                                        $     89        $     56
  Income taxes                                                    $      3        $     79
Noncash investing and financing activities:
  Property and equipment acquired under capital leases            $     27        $     --


     See accompanying notes to Consolidated Interim Financial Statements.

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  Basis of Presentation

    The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the interim periods presented. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

    The results of operations for the three month period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 1998.

    The Company's fiscal calendar and its operating year ends on the Saturday closest to June 30.

NOTE 2.  Inventory

    A summary of inventory follows (in thousands):

                                                 Sept. 27,      June 28,
                                                   1997           1997
                                                 --------       --------
Purchased parts and subassemblies                $  2,533       $  2,675
Work-in-progress                                    1,763          2,039
Finished goods                                        945          2,031
Finished goods held by distributors                   895          1,001
                                                 --------       --------
Total                                            $  6,136       $  7,746
                                                 --------       --------
                                                 --------       --------

NOTE 3.  Property and Equipment

    A summary of property and equipment follows (in thousands):


                                                 Sept. 27,      June 28,
                                                   1997           1997
                                                 --------       --------
Computer equipment and machinery                 $  9,456       $  9,535
Furniture and fixtures                                775            775
Leasehold improvements                                111            111
                                                 --------       --------
  Subtotal                                         10,342         10,421
Less:  Accumulated depreciation                    (7,921)        (7,664)
                                                 --------       --------
Total                                            $  2,421       $  2,757
                                                 --------       --------
                                                 --------       --------

NOTE 4.  Accounting Change - Recognition of Distributor Revenue

    Revenue from product sales to dealers, OEMs, VARs and end users is recognized upon shipment. In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company defers recognizing revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue. The cumulative effect on prior years of changing the accounting method was $4,858,000 or $0.38 per share. This amount was reflected in the quarter ended September 28, 1996.

NOTE 5.  Restructuring and Other Costs

    During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. The Company had remaining reserves of $1,531,000 and $948,000 as of June 28, 1997 and September 27, 1997, respectively, relating to this restructuring. A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

                                  Reserve                     Reserve
                                 balance @                    balance @
                                  June 28,                    Sept. 27,
                                   1997         Payments        1997
                                 ---------      --------      ---------

Downsizing facilities            $  1,063       $  (198)       $  865
Reduction in headcount                385          (368)           17
Other                                  83           (17)           66
                                 --------       -------        ------
Total                            $  1,531       $  (583)       $  948
                                 --------       -------        ------
                                 --------       -------        ------
NOTE 6.  Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE. This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary EPS with a presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15. Basic EPS and diluted EPS for the three months ended September 27, 1997 and September 28, 1996, calculated in accordance with SFAS No. 128, are the same as the per common share amounts computed using the existing rules.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Interim Financial Statements and the Notes thereto, and the Annual Report on Form 10-K for the year ended June 28, 1997. The following discussion contains forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described herein, depending on such factors as are described herein, and those described under "Certain Factors That May Affect the Company's Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

RESULTS OF OPERATIONS

    NET SALES. Net sales were $10.1 million for the quarter ended September 27, 1997, compared to $10.0 million for the quarter ended September 28, 1996, and $10.8 million for the quarter ended June 28, 1997. International net sales represented 30% of net sales for the quarter ended September 27, 1997, compared to 29% for the quarter ended September 28, 1996, and 34% for the quarter ended June 28, 1997.

    OEM net sales were $2.7 million for the quarter ended September 27, 1997, compared to $2.0 million for the quarter ended September 28, 1996, and $2.9 million for the quarter ended June 28, 1997. The OEM business for the quarters ended September 27, 1997 and June 28, 1997 increased from the quarter ended September 28, 1996 primarily due to the inclusion of sales of the DVCPRO-based TARGA 2000 RTX product, which the Company began shipping during the third quarter of fiscal 1997.

    Sales to the retail/distribution channel during the quarter ended September 27, 1997 were $7.4 million, compared to $8.0 million for the quarter ended September 28, 1996, and $7.9 million for the quarter ended June 28, 1997. Sales to the retail/distribution channel decreased slightly during the quarter ended September 27, 1997 primarily due to a decline in international sales because of slower European business and lower sales of the Bravado 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line made primarily through the Company's national network of Signature VARs.

    In September 1997, the Company began shipping its new MADRAS real-time transcoder. MADRAS allows a desktop digital video authoring system to fully support all of the most popular analog and digital interfaces. MADRAS enhances the Company's award-winning TARGA products and their combination produces an integral building block for state-of-the-art digital broadcast or post-production systems. Madras sales were approximately $0.4 million for the quarter ended September 27, 1997.

    The volume and timing of recognition of revenue from distributors and orders received from other direct customers during a quarter are difficult to forecast. Truevision's non-OEM customers generally have not placed scheduled orders in advance and, historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and sales made by distributors during a quarter, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

    GROSS PROFIT. The Company had a gross profit of $4.2 million, or 42% of net sales, for the quarter ended September 27, 1997, compared to $2.7 million, or 27% of net sales, for the quarter ended September 28, 1996, and $2.1 million, or 20% of net sales, for the quarter ended June 28, 1997. Although net sales for the quarter ended September 27, 1997 were essentially the same compared to the quarter ended September 28, 1996 and slightly lower than the quarter ended June 28, 1997, the gross profit improved substantially as the Company shifted its focus towards the high-end of the product line which are higher margin products and reduced manufacturing expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). The Company's gross profit for the quarter ended September 28, 1996 was down 8 percentage points primarily due to inventory valuation adjustments. Additionally, the Company's gross profit for the quarter ended June 28, 1997 was down 15 percentage points primarily due to inventory valuation adjustments and charges for the write-off of certain prepaid royalties no longer having economic value.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.4 million for the quarter ended September 27, 1997, compared to $1.7 million for the quarter ended September 28, 1996, and $2.0 million for the quarter ended June 28, 1997. The decrease in the quarter ended September 27, 1997 was primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, research and development expenses for the quarter ended June 28, 1997 included charges for the write-off of certain license fees no longer having economic value. In the absence of any unusual circumstances or events, the Company expects its research and development spending in absolute dollars to remain relatively constant in fiscal 1998.

    The Company believes that continued investment in research and development is critical to its future growth and competitive position in its market for broadcast video and color imaging systems and is directly related to timely development of new and enhanced products. The Company, therefore, may experience increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions or enable the Company to maintain or increase sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.4 million for the quarter ended September 27, 1997, compared to $4.3 million for the quarter ended September 28, 1996, and $5.9 million for the quarter ended June 28, 1997. The decrease in the quarter ended September 27, 1997 was primarily due to reduced expense levels from implementation of the Company's restructuring plan (see "Special Charges
- Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain its current level of sales. Additionally, selling, general and administrative expenses for the quarter ended June 28, 1997 included charges for the write-off of certain other assets and settlement of pending lawsuits and other legal costs. In the absence of any unusual circumstances or events, the Company expects its selling, general and administrative spending in absolute dollars to remain relatively constant in fiscal 1998.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, for the quarter ended September 28, 1996 is comprised primarily of residual expenses associated with the RasterOps product line.

SPECIAL CHARGES

    SPECIAL CHARGES - FISCAL 1997. During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1.7 million. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment balance. The downsizing of facilities decreased facilities expenses by approximately $0.2 million in the quarter ended September 27, 1997 and is expected to decrease facilities expenses by approximately $0.6 million in the remainder of fiscal 1998. The reduction in headcount decreased employee costs by approximately $0.6 million in the first quarter of fiscal 1998 and is expected to decrease employee costs by approximately $1.7 million in the remainder of fiscal 1998.

ACCOUNTING CHANGE

    In the quarter ended September 28, 1996, the Company changed its accounting method for recognizing distributor revenue, whereby the Company defers recognizing revenue, and does not relieve inventory on shipments to distributors, until shipment by the distributor. Previously, the Company recognized revenue, after recording appropriate reserves for sales returns from distributors and allowances granted to them, at the time of shipment to the distributor. Distributor agreements allow certain rights of return and price protection on products held by distributors. Cash received in advance of recognizing distributor revenue is recorded as advances on inventory held by distributors. The Company believes that deferral of distributor sales and related gross margins until the product is shipped by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for distributor revenue. The cumulative effect on prior years of changing the accounting method was $4.9 million, or $0.38 per share. This amount was reflected in the quarter ended September 28, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    At September 27, 1997, the Company had cash and cash equivalents of $1.6 million, a decrease of $2.9 million from the $4.5 million at June 28, 1997. This decrease includes the repayment of $3.7 million in borrowings under the line of credit. Working capital increased to $5.9 million at September 27, 1997 from $5.0 million at June 28, 1996, and reflects the Company's improved operations.

    Net cash provided by operating activities was $0.7 million in the quarter ended September 27, 1997, compared to $0.5 million in the quarter ended September 28, 1996. In the quarter ended September 27, 1997, the Company generated cash flow from operations primarily due to net income of $0.3 million, a reduction in inventory of $1.6 million and the non-cash effect from depreciation and amortization of $0.4 million. These factors were partially offset by payments of $0.6 million related to the Company's restructuring plan (see "Special Charges - Fiscal 1997" above), an increase in prepaid expenses and other assets of $0.5 million, a reduction in accounts payable of $0.3 million and a decrease in accrued expenses of $0.3 million. The inventory levels decreased substantially in the quarter primarily due to the Company's continuing inventory reduction plan. Although the Company experienced a net loss of $8.4 million in the quarter ended September 28, 1996 and an increase in inventory of $2.0 million, the Company generated cash flow from operations of $0.5 million. The net loss and increase in inventory were offset primarily due to the non-cash effect from the charge for the change in accounting method of $4.9 million, a reduction in accounts receivable of $3.3 million, an increase in accounts payable of $1.3 million, the non-cash effect from depreciation and amortization of $0.6 million and an increase in accrued expenses of $0.6 million.

    The Company's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs and VARs. Distributor revenue accounted for $3.3 million, or 32% of the Company's net sales for the quarter ended September 27, 1997, compared to $5.8 million, or 57%, for the quarter ended September 28, 1996, and $4.5 million or 42% for the quarter ended June 28, 1997. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

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

    Net cash used in investing activities was $51 thousand in the quarter ended September 27, 1997, compared to $0.3 million in the quarter ended September 28, 1996. At September 27, 1997, the Company had no material commitments for the purchase of capital equipment.

    Net cash used in financing activities was $3.6 million in the quarter ended September 27, 1997, compared to $0.1 million provided by financing activities in the quarter ended September 28, 1996. In the first quarter of fiscal 1998, the Company repaid $3.7 million in borrowings under the line of credit.

    The Company has a one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenant of the line of credit is a tangible net worth covenant. As of September 27, 1997, the Company had no borrowings and $4.0 million available under the line of credit. As of November 9, 1997, the Company had no borrowings and $3.5 million available under the line of credit.

    The Company's cumulative operating losses in the prior years resulted in the need to address the Company's liquidity position. Truevision's plans included cost reductions (during the quarter ended June 28, 1997, the Company undertook actions to reduce costs and expenses and recorded a charge for restructuring and other costs of $1.7 million which included primarily costs associated with downsizing facilities and reduction in headcount, see "Special Charges - Fiscal 1997" above), and the introduction of new products during fiscal 1998. Management has also developed production, sales and financing plans that they believe will result in significantly improved performance in fiscal 1998 including significant reductions in losses and/or the achievement of profitable operations. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 27, 1998.

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

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on October 28, 1997, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated September 24, 1997, the following matters were submitted to the Company's stockholders. Set forth after each nominee for director are the number of votes for and the number of votes withheld and for each other matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

    (1) the election of Walter W. Bregman (11,387,471 : 179,623), Louis J. Doctor, (11,392,212 : 174,882), William H. McAleer (11,379,691 :
        187,403), Keith E. Sorenson (11,335,851 : 231,243), and Conrad J.
        Wredberg (11,399,051 : 168,043) as directors of the Company for the ensuing year and until their successors have been duly elected and qualified; and

    (2) the approval of an amendment to the Company's Amended 1988 Incentive Stock Plan, as amended, to increase the number of shares of Common Stock authorized for issuance under such plan by 600,000 shares and to permit participation by non-employee directors under the plan (8,898,792 : 2,631,450 : 34,852 : 2,000); and

    (3) the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending June 27, 1998 (11,522,460 : 16,974 : 25,660 : 2,000).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27  Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed for the quarter ended September 27, 1997.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1997             by:       /s/  R. JOHN CURSON
                                        --------------------------------------
                                                  R. John Curson

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