Form 10-Q
period 1997-12-27
TRUEVISION INC
filed 1998-02-10
CIK 833619

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                         ----------------------------------


                                     FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                         ----------------------------------


For the quarter ended December 27, 1997         Commission file number 000-18404


                         ----------------------------------


                                  TRUEVISION, INC.
               (Exact name of registrant as specified in its charter)


                         ----------------------------------


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
                                               ---    ---


     Number of shares of Common Stock outstanding as of December 27, 1997:
12,854,883

                                       INDEX
                                  TRUEVISION, INC.


                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
------------------------------                                           ------
  Item 1: Consolidated Financial Statements

          Consolidated Balance Sheets -
          December 27, 1997 and June 28, 1997                              2

          Consolidated Statements of Operations - Three months
          ended December 27, 1997 and December 28, 1996, and six
          months ended December 27, 1997 and December 28, 1996             3

          Consolidated Statements of Cash Flows -
          Six months ended December 27, 1997 and December 28, 1996         4

          Notes to Consolidated Financial Statements                       5

  Item 2: Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

PART II - OTHER INFORMATION
------------------------------

  Item 6: Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                14
----------

                         PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                          Dec. 27,   June 28,
                                                            1997       1997
-----------------------------------                       --------   --------
(In thousands)
ASSETS

Current assets:
    Cash and cash equivalents                             $   4,032  $   4,549
    Accounts receivable, net                                  4,156      4,630
    Inventory (Note 2)                                        3,995      7,746
    Receivables from manufacturing subcontractors             1,493        157
    Prepaid expenses and other assets                           439        398
    Income taxes receivable                                      33         73
                                                           --------   --------
         Total current assets                                14,148     17,553
Property and equipment, net (Note 3)                          2,125      2,757
Other assets, net                                               147        178
                                                           --------   --------
    Total assets                                          $  16,420  $  20,488
                                                           --------   --------
                                                           --------   --------

LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit                                         $     --   $  3,738
    Accounts payable                                          2,095      2,475
    Accrued employee compensation                             1,523      1,492
    Accrued restructuring and other costs (Note 5)              743      1,531
    Advances on inventory held by distributors (Note 4)         219        644
    Other accrued liabilities                                 2,513      2,581
    Current portion of long-term obligations                     68         65
                                                           --------   --------
         Total current  liabilities                           7,161     12,526
Long-term obligations                                            63         86
                                                           --------   --------
    Total liabilities                                         7,224     12,612
                                                           --------   --------
Stockholders' equity:
    Preferred stock                                              --         --
    Common stock                                             53,273     53,015
    Accumulated deficit                                     (44,077)   (45,139)
                                                           --------   --------
Total stockholders' equity                                    9,196      7,876
                                                           --------   --------
         Total liabilities and stockholders' equity        $ 16,420   $ 20,488
                                                           --------   --------
                                                           --------   --------


        See accompanying notes to Consolidated Financial Statements.

TRUEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)                                                Three months ended        Six months ended
                                                           ------------------       -------------------
                                                           Dec. 27,   Dec. 28,      Dec. 27,   Dec. 28,
                                                             1997       1996          1997       1996
---------------------------------------------              --------   --------      --------   --------
(In thousands, except per share data)
Net sales (Note 4)                                         $ 10,039   $ 10,911      $ 20,131   $ 20,959
Cost of sales                                                 5,537      6,750        11,394     14,122
                                                           --------   --------      --------   --------
Gross profit                                                  4,502      4,161         8,737      6,837
                                                           --------   --------      --------   --------
Operating expenses:
     Research and development                                 1,219      1,517         2,624      3,260
     Selling, general and administrative                      2,524      3,324         4,908      7,614
                                                           --------   --------      --------   --------
     Total operating expenses                                 3,743      4,841         7,532     10,874
                                                           --------   --------      --------   --------
Income (loss) from operations                                   759       (680)        1,205     (4,037)
Interest income                                                  10          1            38          3
Interest expense                                                (39)       (72)         (128)      (127)
Other income (expense), net                                       2       (232)          (20)      (380)
                                                           --------   --------      --------   --------
Income (loss) before provision for income taxes
  and cumulative effect of change in accounting
  principle                                                     732       (983)        1,095     (4,541)
Provision for income taxes                                       22         --            33         --
                                                           --------   --------      --------   --------
Income (loss) before cumulative effect of change
  in accounting principle                                       710       (983)        1,062     (4,541)
Cumulative effect of change in accounting
  principle (Note 4)                                             --         --            --     (4,858)
                                                           --------   --------      --------   --------
Net income (loss)                                            $  710    $  (983)     $  1,062   $ (9,399)
                                                           --------   --------      --------   --------
                                                           --------   --------      --------   --------

Basic earnings per share:
    Income (loss) before cumulative effect of change
      in accounting principle                                $ 0.06    $ (0.08)     $   0.08   $  (0.36)
    Cumulative effect of change in accounting
      principle                                              $   --    $    --      $     --   $  (0.38)
    Net income (loss)                                        $ 0.06    $ (0.08)     $   0.08   $  (0.74)

Diluted earnings per share:
     Income (loss) before cumulative effect of change
       in accounting principle                               $  0.05   $ (0.08)     $  0.08    $  (0.36)
     Cumulative effect of change in accounting
       principle                                             $    --   $    --      $    --    $  (0.38)
     Net income (loss)                                       $  0.05   $  (0.08)    $  0.08    $  (0.74)

Weighted average common shares and equivalents:
     Basic                                                    12,832     12,679      12,796      12,677
     Diluted                                                  13,788     12,679      13,367      12,677


        See accompanying notes to Consolidated Financial Statements.

TRUEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS              Six months ended
(Unaudited)                                               -------------------
                                                          Dec. 27,   Dec. 28,
                                                            1997       1996
-----------------------------------                       --------   --------
(In thousands)
OPERATING CASH FLOWS:
Net income (loss)                                         $  1,062   $ (9,399)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Cumulative effect of change in accounting principle        --      4,858
     Provision for doubtful accounts                           100        162
     Depreciation and other amortization                       793      1,144
     (Gain) loss on disposal of fixed assets                    16        (16)
     Other                                                      --         45

     Changes in assets and liabilities:
         Accounts receivable                                   374      2,607
         Inventory                                           3,730       (435)
         Receivables from manufacturing subcontractors      (1,336)        19
         Prepaid expenses and other assets                     (41)       298
         Income taxes receivable                                40         --
         Accounts payable                                     (380)    (1,541)
         Accrued employee compensation                          31        739
         Accrued restructuring and other costs                (788)        --
         Advances on inventory held by distributors           (425)       412
         Other accrued liabilities                             (68)      (515)
                                                          --------   --------
Net cash provided by (used in) operating activities          3,108     (1,622)
                                                          --------   --------
INVESTING CASH FLOWS:
Acquisitions of property and equipment                        (125)      (540)
Acquisitions of other assets                                    --       (315)
                                                          --------   --------
Net cash used in investing activities                         (125)      (855)
                                                          --------   --------
FINANCING CASH FLOWS:
Borrowings (payments) on line of credit, net                (3,738)       128
Borrowings (payments) on debt obligations, net                 (20)        (1)
Issuance of common stock, net                                  258        198
                                                          --------   --------
Net cash provided by (used in) financing activities         (3,500)       325
                                                          --------   --------
Net decrease in cash and cash equivalents                     (517)    (2,152)
Cash and cash equivalents, beginning of period               4,549      6,101
                                                          --------   --------
Cash and cash equivalents, end of period                  $  4,032   $  3,949
                                                          --------   --------
                                                          --------   --------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
    Interest                                              $    143   $    127
    Income taxes                                          $      3   $     79
Noncash investing and financing activities:
    Property and equipment acquired under capital leases  $     27   $     --
    Property and equipment transferred from inventory     $     21   $    152

       See accompanying notes to Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1.  Basis of Presentation

    The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the periods presented. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

    The results of operations for the three month and six month periods ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998.

    The Company's fiscal calendar and its reporting year ends on the Saturday closest to June 30.

NOTE 2.  Inventory

    A summary of inventory follows (in thousands):

                                                       Dec. 27,       June 28,
                                                         1997           1997
                                                       --------       --------
Purchased parts and subassemblies                      $  1,119       $  2,675
Work-in-progress                                          1,106          2,039
Finished goods                                              892          2,031
Finished goods held by distributors                         878          1,001
                                                       --------       --------
Total                                                  $  3,995       $  7,746
                                                       --------       --------
                                                       --------       --------

NOTE 3.  Property and Equipment

    A summary of property and equipment follows (in thousands):

                                                       Dec. 27,       June 28,
                                                         1997           1997
                                                       --------       --------
Computer equipment and machinery                       $  9,496       $  9,535
Furniture and fixtures                                      776            775
Leasehold improvements                                      111            111
                                                       --------       --------
    Subtotal                                             10,383         10,421
Less:  Accumulated depreciation                          (8,258)        (7,664)
                                                       --------       --------
Total                                                  $  2,125       $  2,757
                                                       --------       --------
                                                       --------       --------

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

NOTE 5.  Restructuring and Other Costs

    During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. The Company had remaining reserves of $1,531,000 and $743,000 as of June 28, 1997 and December 27, 1997, respectively, relating to this restructuring. A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

                               Reserve                  Reserve
                              balance @                balance @
                               June 28,                 Dec. 27,
                                1997       Payments      1997
                              ---------    --------    ---------
Downsizing facilities         $  1,063     $   (382)   $     681
Reduction in headcount             385         (385)          --
Other                               83          (21)          62
                              ---------    --------    ---------
Total                         $  1,531     $   (788)   $     743
                              ---------    --------    ---------
                              ---------    --------    ---------

NOTE 6.  Earnings Per Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE. This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary EPS with the presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration of common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and the Annual Report on Form 10-K for the year ended June 28, 1997. The following discussion contains forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described herein, depending on such factors as are described herein, and those described under "Certain Factors That May Affect the Company's Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 28, 1997.

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

RESULTS OF OPERATIONS

    NET SALES. Net sales were $10.0 million for the quarter ended December 27, 1997, a decrease of $0.9 million from the $10.9 million for the quarter ended December 28, 1996, and a decrease of $0.1 million from the $10.1 million for the quarter ended September 27, 1997. International net sales represented 33% of net sales for the quarter ended December 27, 1997, compared to 36% for the quarter ended December 28, 1996, and 30% for the quarter ended September 27, 1997.

    OEM net sales were $3.4 million for the quarter ended December 27, 1997, an increase of $1.1 million, or 48%, from the $2.3 million for the quarter ended December 28, 1996, and an increase of $0.7 million, or 26%, from the $2.7 million for the quarter ended September 27, 1997. The increase in OEM business from the quarter ended December 28, 1996 was primarily due to the inclusion of sales of the DVCPRO-based TARGA 2000 RTX product line, which the Company began shipping during the third quarter of fiscal 1997. The increase was partially offset by the inclusion of revenue from license fees and engineering services revenue in the second quarter of fiscal 1997 as discussed below.

    In January 1998, the Company signed a letter of agreement with the Video Systems Division of Matsushita to design and develop enhancements to the DVCPRO-based TARGA 2000 RTX product line, including incorporation of Matsushita's advanced DV technology.

    Sales to the retail/distribution channel during the quarter ended December 27, 1997 were $6.7 million, a decrease of $1.9 million, or 22%, from the $8.6 million for the quarter ended December 28, 1996, and a decrease of $0.7 million, or 9%, from the $7.4 million for the quarter ended September 27, 1997. Sales to the retail/distribution channel decreased from the quarter ended December 28, 1996 primarily due to lower sales of the BRAVADO 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line sold primarily through the Company's national network of Signature VARs. Sales to the retail/distribution channel decreased from the quarter ended September 27, 1997 primarily due to lower sales of the TARGA 1000 and the TARGA 2000 product lines. The introductory level TARGA 1000 and the mid-range TARGA 2000 product lines are comprised of older products; consequently, the Company has reduced its sales and marketing promotions of these products in fiscal 1998 in order to focus on the high-end of the product line. The downward sales trend for these products is expected to continue in future quarters but the Company expects this decrease to be offset by increased sales of the "X" series product line (TARGA 2000 DTX, RTX and SDX with MADRAS), and sales of the new video production workstations and BRAVADO 2000 as discussed below. There can be no assurance that the market acceptance of these new products will be sufficient to offset the decline in sales of the Company's older products.

    In January 1998, the Company began selling completely configured video production workstations directly to end-users based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system.

    In early March 1998, the Company will begin shipping its new BRAVADO 2000 for Windows. Bravado 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first-time non-linear video users create professional quality content quickly and easily.

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

    OEM net sales for the quarters ended December 27, 1997 and December 28, 1996 included $0.2 million and $0.5 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements. Such revenues recorded during the quarter ended September 27, 1997 were nominal.

    GROSS PROFIT. The Company had a gross profit of $4.5 million, or 45% of net sales, for the quarter ended December 27, 1997, compared to $4.2 million, or 38% of net sales, for the quarter ended December 28, 1996, and $4.2 million, or 42% of net sales, for the quarter ended September 27, 1997. Although net sales for the quarters ended December 27, 1997 and September 27, 1997 were essentially the same as compared to the quarter ended December 28, 1996, the gross profit for these quarters improved substantially as the Company shifted its focus towards the high-end of the product line, which are higher margin products, and reduced manufacturing expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, the gross profit for the quarter ended December 28, 1996 is slightly lower than normal due to the inclusion of revenue from license fees and engineering services revenue in the quarter, which approximated the related costs. The costs associated with the revenue from license fees and engineering services revenue for the quarter ended December 27, 1997 approximated the Company's gross profit for the quarter.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.2 million, or 12% of net sales, for the quarter ended December 27, 1997, compared to $1.5 million, or 14% of net sales, for the quarter ended December 28, 1996 and $1.4 million, or 14% of net sales, for the quarter ended September 27, 1997. The decrease in dollars in the quarters ended December 27, 1997 and September 27, 1997 was primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, research and development expenses for the quarter ended December 28, 1996 were slightly lower than normal due to a shift in resources to support engineering services revenue as discussed above. In the absence of any unusual circumstances or events, the Company expects its research and development spending in absolute dollars to remain relatively constant in fiscal 1998.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.5 million, or 25% of net sales, for the quarter ended December 27, 1997, compared to $3.3 million, or 30% of net sales, for the quarter ended December 28, 1996, and $2.4 million, or 24% of net sales, for the quarter ended September 27, 1997. Selling, general and administrative expenses for the quarter ended December 27, 1997 decreased $0.8 million, or 24%, from the quarter ended December 28, 1996, and decreased $0.1 million, or 4%, from the quarter ended September 27, 1997. The decrease in the quarters ended December 27, 1997 and September 27, 1997 was primarily due to reduced expense levels from implementation of the Company's restructuring plan (see "Special Charges -Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain its current level of sales. In the absence of any unusual circumstances or events, the Company expects its selling, general and administrative spending in absolute dollars to remain relatively constant in fiscal 1998, with the exception of the fourth quarter of fiscal 1998 which will be slightly higher due to the Company's marketing promotions in connection with an industry trade show sponsored by the National Association of Broadcasters in April 1998.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, for the quarter ended December 28, 1996 is comprised primarily of residual expenses associated with the RasterOps product line.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR YEAR SIX MONTH PERIOD

    NET SALES. Net sales were $20.1 million for the six month period ended December 27, 1997, a decrease of $0.8 million, or 4%, from the $20.9 million for the six month period ended December 28, 1996. International net sales represented 31% for the six month period ended December 27, 1997, compared to 33% for the six month period ended December 28, 1996.

    OEM net sales were $6.1 million for the six month period ended December 27, 1997, an increase of $1.7 million, or 39%, from the $4.4 million for the six month period quarter ended December 28, 1996. The increase in OEM business was primarily due to the inclusion of sales of the DVCPRO-based TARGA 2000 RTX product, which the Company began shipping during the third quarter of fiscal 1997.

    In January 1998, the Company signed a letter of agreement with the Video Systems Division of Matsushita to design and develop enhancements to the DVCPRO-based TARGA 2000 RTX product line, including incorporation of Matsushita's advanced DV technology.

    Sales to the retail/distribution channel for the six month period ended December 27, 1997 were $14.0 million, a decrease of $2.6 million, or 15%, from the $16.6 million for the six month period ended December 28, 1996. Sales to the retail/distribution channel decreased primarily due to lower sales of the BRAVADO 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line sold primarily through the Company's national network of Signature VARs.

    In January 1998, the Company began selling completely configured video production workstations directly to end-users based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system.

    In early March 1998, the Company will begin shipping its new BRAVADO 2000 for Windows. Bravado 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first-time non-linear video users create professional quality content quickly and easily.

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

    OEM net sales for the six month periods ended December 27, 1997 and December 28, 1996 included $0.2 million and $0.5 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements.

    GROSS PROFIT. The Company had a gross profit of $8.7 million, or 43% of net sales, for the six month period ended December 27, 1997, compared to $6.8 million, or 32% of net sales, for the six month period ended December 28, 1996. Although net sales were essentially the same for the six month periods, the gross profit for the current six month period substantially improved as the Company shifted its focus towards the high-end of the product line which are higher margin products and reduced manufacturing expense levels from implementation of the Company's restructuring plan (see "Special Charges -Fiscal 1997" below). Additionally, the gross profit for the six month period ended December 28, 1996 is slightly lower than normal due to the inclusion of revenue from license fees and engineering services revenue in the period, which approximated the related costs. The costs associated with the revenue from license fees and engineering services revenue for the period ended December 27, 1997 approximated the Company's gross profit for the period.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.6 million, or 13% of net sales, for the six month period ended December 27, 1997, compared to $3.3 million, or 16% of net sales, for the six month period ended December 28, 1996. Research and development expenses for the current six month period decreased $0.7 million, or 21%, primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, research and development expenses for the six month period ended December 28, 1996 were slightly lower than normal due to a shift in resources to support engineering revenue as discussed above. In the absence of any unusual circumstances or events, the Company expects its research and development spending in absolute dollars to remain relatively constant in fiscal 1998.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.9 million, or 24% of net sales, for the six month period ended December 27, 1997, compared to $7.6 million, or 36% of net sales, for the six month period ended December 28, 1996. Selling, general and administrative expenses for the current six month period decreased $2.7 million, or 36%, primarily due to reduced expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain its current level of sales. In the absence of any unusual circumstances or events, the Company expects its selling, general and administrative spending in absolute dollars to remain relatively constant in fiscal 1998, with the exception of the fourth quarter of fiscal 1998 which will be slightly higher due to the Company's marketing promotions in connection with an industry trade show sponsored by the National Association of Broadcasters in April 1998.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, for the six month period ended December 28, 1996 is comprised primarily of residual expenses associated with the old RasterOps product line.

SPECIAL CHARGES

     SPECIAL CHARGES - FISCAL 1997. During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1.7 million. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment. The downsizing of facilities, lease terminations and fixed asset reductions decreased facilities expenses by approximately $0.2 million in the second quarter of fiscal 1998 and $0.4 million in the first half of fiscal 1998, and is expected to decrease facilities expenses by approximately $0.4 million in the remainder of fiscal 1998. The reduction in headcount decreased employee costs by approximately $0.6 million in the second quarter of fiscal 1998 and $1.2 million in the first half of fiscal 1998, and is expected to decrease employee costs by approximately $1.1 million in the remainder of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 27, 1997, the Company had cash and cash equivalents of $4.0 million, a decrease of $0.5 million from the $4.5 million at June 28, 1997, but an increase of $2.5 million from the $1.6 million at September 27, 1997. The decrease from June 28, 1997 includes the repayment of $3.7 million in borrowings under the line of credit. Working capital was $7.0 million at December 27, 1997, an increase of $2.0 million from the $5.0 million at June 28, 1997, and an increase of $1.1 million from the $5.9 million at September 27, 1997. The increase in working capital during the first half of fiscal 1998 reflects the Company's improved operations.

    Net cash provided by operating activities was $3.1 million during the six month period ended December 27, 1997, compared to $1.6 million used in operating activities during the six month period ended December 28, 1996. During the six month period ended December 27, 1997, the Company generated cash flow from operations primarily due to net income of $1.1 million, a reduction in inventory of $3.7 million, and the non-cash effect from depreciation and amortization of $0.8 million. These factors were partially offset by payments of $0.8 million related to the Company's restructuring plan (see "Special Charges - Fiscal 1997" above) and an increase in receivables from manufacturing subcontractors of $1.3 million. The inventory levels decreased substantially primarily due to the Company's continuing inventory reduction plan, which includes a shift to turnkey manufacturing. The net cash used in operating activities during the six month period ended December 28, 1996 was primarily due to a net loss of $9.4 million and a decrease in accounts payable of $1.5 million. These factors were partially offset by the non-cash effect from the charge for the change in accounting method of $4.9 million, a decrease in accounts receivable of $2.6 million, and the non-cash effect from depreciation and amortization of $1.1 million.

    The Company's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs and VARs. Distributor revenue accounted for $6.8 million, or 34% of the Company's net sales for the six month period ended December 27, 1997, compared to $12.2 million, or 58%, for the six month period ended December 28, 1996. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next two years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component. As of December 27, 1997, the Company had made no purchases of this component pursuant to the agreement. As of February 8, 1998, the Company had purchased $0.4 million of the component pursuant to the agreement.

    Net cash used in investing activities was $0.1 million during the six month period ended December 27, 1997, compared to $0.9 million during the six month ended December 28, 1996. At December 27, 1997, the Company had no material commitments for the purchase of capital equipment.

    Net cash used in financing activities was $3.5 million during the six month period ended December 27, 1997, compared to $0.3 million provided by financing activities during the six month period ended December 28, 1996. In the first quarter of fiscal 1998, the Company repaid $3.7 million in borrowings under the line of credit.

    The Company has a one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenant of the line of credit is a tangible net worth covenant. As of December 27, 1997, the Company had no borrowings and $4.4 million available under the line of credit. As of February 8, 1998, the Company had no borrowings and $2.2 million available under the line of credit.

    The Company's cumulative operating losses in the prior years resulted in the need to address the Company's liquidity position. Truevision's plans included cost reductions (see "Special Charges - Fiscal 1997" above), and the introduction of new products during fiscal 1998. Management has also developed production, sales and financing plans that they believe will result in significantly improved performance in fiscal 1998 including significant reductions in losses and/or the achievement of profitable operations. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 27, 1998.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27      Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended December 27, 1997.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 10, 1998                   by:  /s/ R. JOHN CURSON
                                             --------------------------------
                                                   R. John Curson

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