Form 10-Q
period 1998-03-28
TRUEVISION INC
filed 1998-05-11
CIK 833619

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                           --------------------------

                                    FORM 10-Q
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended March 28, 1998     Commission file number 000-18404

                           --------------------------

                                TRUEVISION, INC.
             (Exact name of registrant as specified in its charter)

                           --------------------------

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
                                                ----------         ----------

     Number of shares of Common Stock outstanding as of March 28, 1998:
12,972,066


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    INDEX
                               TRUEVISION, INC.

                                                                          Page
PART I - FINANCIAL INFORMATION                                           Number
------------------------------                                           ------
         Item 1:   Consolidated Financial Statements

                   Consolidated Balance Sheets -
                   March 28, 1998 and June 28, 1997                         2

                   Consolidated Statements of Operations -
                   Three months ended March 28, 1998 and
                   March 29, 1997, and nine months ended
                   March 28, 1998 and March 29, 1997                        3

                   Consolidated Statements of Cash Flows -
                   Nine months ended March 28, 1998 and March 29, 1997      4

                   Notes to Consolidated Financial Statements               5

         Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7


PART II - OTHER INFORMATION
---------------------------

         Item 4:   Submission of Matters to a Vote of Security Holders     13

         Item 6:   Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                                 14
----------

                        PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)                                                          March 28           June 28
                                                                       1998               1997
------------------------------------------------------------       -----------        ----------
(In thousands)
ASSETS

Current assets:
 Cash and cash equivalents                                          $   6,087         $   4,549
 Accounts receivable, net                                               2,876             4,630
 Inventory (Note 2)                                                     5,452             7,746
 Receivables from manufacturing subcontractors                            614               157
 Prepaid expenses and other assets                                        574               398
 Income taxes receivable                                                   32                73
                                                                    ---------         ---------
   Total current assets                                                15,635            17,553
Property and equipment, net (Note 3)                                    1,936             2,757
Other assets, net                                                         131               178
                                                                    ---------         ---------
  Total assets                                                      $  17,702         $  20,488
                                                                    ---------         ---------
                                                                    ---------         ---------
LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit                                                     $      --         $   3,738
 Accounts payable                                                       3,410             2,475
 Accrued employee compensation                                          1,497             1,492
 Accrued restructuring and other costs (Note 5)                           552             1,531
 Advances on inventory held by distributors (Note 4)                      123               644
 Other accrued liabilities                                              2,294             2,581
 Current portion of long-term obligations                                  57                65
                                                                    ---------         ---------
   Total current  liabilities                                           7,933            12,526
Long-term obligations                                                      53                86
                                                                    ---------         ---------
  Total liabilities                                                     7,986            12,612
                                                                    ---------         ---------
Stockholders' equity:
 Preferred stock                                                           --                --
 Common stock                                                          53,548            53,015
 Accumulated deficit                                                  (43,832)          (45,139)
                                                                    ---------         ---------
Total stockholders' equity                                              9,716             7,876
                                                                    ---------         ---------
  Total liabilities and stockholders' equity                        $  17,702         $  20,488
                                                                    ---------         ---------
                                                                    ---------         ---------

          See accompanying notes to Consolidated  Financial Statements.

TRUEVISION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)                                                     Three months ended              Nine months ended
                                                             -------------------------      --------------------------
                                                              Mar. 28,       Mar. 29,        Mar. 28,        Mar. 29,
                                                                1998           1997            1998            1997
-----------------------------------------------------        ----------     ----------      ---------       ----------
(In thousands, except per share data)
Net sales (Note 4)                                           $   8,004      $  11,904       $  28,135       $  32,863
                                                                 4,383          7,678          15,777          21,800
                                                              --------       --------        --------        --------
Gross profit                                                     3,621          4,226          12,358          11,063
                                                              --------       --------        --------        --------
Operating expenses:
  Research and development                                       1,205          1,674           3,829           4,934
  Selling, general and administrative                            2,164          3,889           7,072          11,503
                                                              --------       --------        --------        --------
  Total operating expenses                                       3,369          5,563          10,901          16,437
                                                              --------       --------        --------        --------
Income (loss) from operations                                      252         (1,337)          1,457          (5,374)
Interest income                                                     52              1              90               4
Interest expense                                                   (42)           (82)           (170)           (209)
Other income (expense), net                                         (9)           (44)            (29)           (424)
                                                              --------       --------        --------        --------
Income (loss) before provision for income taxes
 and cumulative effect of change in accounting principle           253         (1,462)          1,348          (6,003)
Provision for income taxes                                           8             --              41              --
                                                              --------       --------        --------        --------
Income (loss) before cumulative effect of change
 in accounting principle                                           245         (1,462)          1,307          (6,003)
Cumulative effect of change in accounting
   principle (Note 4)                                               --             --              --          (4,858)
                                                              --------       --------        --------        --------
Net income (loss)                                            $     245      $  (1,462)      $   1,307       $ (10,861)
                                                              --------       --------        --------        --------
                                                              --------       --------        --------        --------

Basic earnings per share:
Income (loss) before cumulative effect of change
 in accounting principle                                     $    0.02      $   (0.12)      $    0.10       $   (0.47)
Cumulative effect of change in accounting principle          $      --      $      --       $      --       $   (0.39)
Net income (loss)                                            $    0.02      $   (0.12)      $    0.10       $   (0.86)

Diluted earnings per share:
Income (loss) before cumulative effect of change
 in accounting principle                                     $    0.02      $   (0.12)      $    0.10       $   (0.47)
Cumulative effect of change in accounting principle          $      --      $      --       $      --       $   (0.39)
Net income (loss)                                            $    0.02      $   (0.12)      $    0.10       $   (0.86)

Weighted average common share and equivalents:
Basic                                                           12,944         12,710          12,845          12,682
Diluted                                                         13,225         12,710          13,328          12,682

          See accompanying notes to Consolidated  Financial Statements.

TRUEVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                                                           Nine months ended
                                                                               ---------------------------------
                                                                                March 28,             March 29,
                                                                                   1998                  1997
--------------------------------------------------------------------------     -----------           -----------
(In thousands)

OPERATING CASH FLOWS:
Net income (loss)                                                               $  1,307             $ (10,861)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Cumulative effect of change in accounting principle                                 --                 4,858
  Provision for doubtful accounts                                                    100                   122
  Depreciation and other amortization                                              1,118                 1,669
      (Gain) loss on disposal of fixed assets                                         19                  (16)
  Other                                                                               --                    32
      Changes in assets and liabilities:
Accounts receivable                                                                1,654                   344
Inventory                                                                          2,273                 2,283
Receivables from manufacturing subcontractors                                       (457)                  120
Prepaid expenses and other assets                                                   (176)                  260
Income taxes receivable                                                               41                  (811)
Accounts payable                                                                     935                (1,887)
Accrued employee compensation                                                          5                   466
Accrued restructuring and other costs                                               (979)                   --
Advances on inventory held by distributors                                          (521)                  711
Other accrued liabilities                                                           (287)                   97
                                                                                 --------               -------
Net cash provided by (used in) operating activities                                5,032                (2,613)
                                                                                 --------               -------
INVESTING CASH FLOWS:
Acquisitions of property and equipment                                              (248)                 (731)
Acquisitions of other assets                                                          --                  (317)
                                                                                 --------               -------
Net cash used in investing activities                                               (248)               (1,048)
                                                                                 --------               -------
FINANCING CASH FLOWS:
Borrowings (payments) on line of credit, net                                      (3,738)                  461
Borrowings (payments) on debt obligations, net                                       (41)                 (126)
Issuance of common stock, net                                                        533                   335
                                                                                 --------               -------
Net cash provided by (used in) financing activities                               (3,246)                  670
                                                                                 --------               -------
Net increase (decrease) in cash and cash equivalents
                                                                                   1,538                (2,991)
Cash and cash equivalents, beginning of period                                     4,549                 6,101
                                                                                 --------               -------
Cash and cash equivalents, end of period                                        $  6,087             $   3,110
                                                                                 --------               -------
                                                                                 --------               -------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest                                                                        $    184             $     209
Income taxes                                                                    $      3             $      82
Noncash investing and financing activities:
Property and equipment acquired under capital leases                            $     27             $      --
Property and equipment transferred from inventory                               $     21             $     329

          See accompanying notes to Consolidated Financial Statements.

                               TRUEVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

     The results of operations for the three and nine month periods ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 1998.

The Company's fiscal calendar and its reporting year ends on the Saturday closest to June 30.

NOTE 2.  Inventory

     A summary of inventory follows (in thousands):

                                                       Mar. 28,         June 28,
                                                         1998             1997
                                                      --------         --------
Purchased parts and subassemblies                     $  2,024         $  2,675
Work-in-progress                                           940            2,039
Finished goods                                           1,994            2,031
Finished goods held by distributors                        494            1,001
                                                      --------         --------
Total                                                 $  5,452         $  7,746
                                                      --------         --------
                                                      --------         --------

NOTE 3.  Property and Equipment

     A summary of property and equipment follows (in thousands):


                                                       Mar. 28,         June 28,
                                                         1998             1997
                                                      --------         --------
Computer equipment and machinery                      $  9,587         $  9,535
Furniture and fixtures                                     776              775
Leasehold improvements                                     111              111
                                                      --------         --------
   Subtotal                                             10,474           10,421
Less:  Accumulated depreciation                         (8,538)          (7,664)
                                                      --------         --------
Total                                                 $  1,936         $  2,757
                                                      --------         --------
                                                      --------         --------

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

NOTE 5.  Restructuring and Other Costs

     During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. The Company had remaining reserves of $1,531,000 and $552,000 as of June 28, 1997 and March 28, 1998, respectively, relating to this restructuring. A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

                                            Reverse                     Reverse
                                           balance @                   balance @
                                            June 28,                    Mar. 28,
                                              1997         Payments       1998
                                           --------        --------    --------
Downsizing facilities                      $  1,063        $  (564)    $    499
Reduction in headcount                          385           (385)          --
Other                                            83            (30)          53
                                           --------        --------    --------
Total                                      $  1,531        $  (979)    $    552
                                           --------        --------    --------
                                           --------        --------    --------

NOTE 6.  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE. This Statement is effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share (EPS) with the presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15.

     The computation of diluted EPS for the quarter and nine month period ended March 28, 1998 presented on the face of the consolidated statements of income does not include 1,274,213 shares and 1,203,173 shares, respectively, because to do so would have been anti-dilutive for the periods presented.

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

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

RESULTS OF OPERATIONS

     NET SALES. Net sales were $8.0 million for the quarter ended March 28, 1998, a decrease of $3.9 million, or 33%, from the $11.9 million for the quarter ended March 29, 1997, and a decrease of $2.0 million, or 20%, from the $10.0 million for the quarter ended December 27, 1997. International net sales represented 36% of net sales for the quarter ended March 28, 1998, compared to 23% for the quarter ended March 29, 1997, and 33% for the quarter ended December 27, 1997. International net sales for the quarter ended March 28, 1998 included revenue from a product design and development agreement (see OEM discussion below).

     Sales to the retail/distribution channel during the quarter ended March 28, 1998 were $5.9 million, a decrease of $2.1 million, or 26%, from the $8.0 million for the quarter ended March 29, 1997, and a decrease of $0.8 million, or 12%, from the $6.7 million for the quarter ended December 27, 1997. Sales to the retail/distribution channel decreased primarily due to lower sales of the BRAVADO 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line sold primarily through the Company's national network of Signature VARs.
 Sales to the retail/distribution channel also decreased due to lower sales of the TARGA 1000 and the TARGA 2000 product lines. The introductory level TARGA 1000 and the mid-range TARGA 2000 product lines are comprised of older products; consequently, the Company has reduced its sales and marketing promotions of these products in fiscal 1998 in order to focus on the high-end of the Company's product line. The downward sales trend for these products is expected to continue in future quarters but the Company expects this decrease to be offset by increased sales of the "X" series product line (TARGA 2000 DTX, RTX and SDX with MADRAS), and sales of new products (video production workstations, additions to the TARGA video card family and BRAVADO 2000 as discussed below). There can be no assurance that the market acceptance of these new products will be sufficient to offset the decline in sales of the Company's older products.

     In January 1998, the Company began selling completely configured video production workstations directly to end-users based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system. The retail/distribution business for the quarter ended March 29, 1998 included $0.1 million of revenue from the initial shipments of these workstations.

     In early April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solution with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats.

     In late April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily.

     The volume and timing of recognition of revenue from distributor and orders received from other direct customers during a quarter are difficult to forecast. Truevision's non-OEM customers generally have not placed scheduled orders in advance and, historically, backlog at the beginning of each quarter represents only a portion of the product sales anticipated in that quarter. Quarterly net sales and operating results therefore depend on the volume and timing of bookings received during a quarter and sales made by distributors during a quarter, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

     OEM net sales were $2.1 million for the quarter ended March 28, 1998, a decrease of $1.8 million, or 46%, from the $3.9 million for the quarter ended March 29, 1997, and a decrease of $1.3 million, or 38%, from the $3.4 million for the quarter ended December 27, 1997. The decrease in OEM business for the quarter ended March 28, 1998 was primarily due to a delayed product launch by one of the Company's major customers. The decrease was partially offset by the inclusion of revenue from a product design and development agreement in the quarter as discussed below. OEM net sales for the quarter ended March 29, 1997 included the initial shipments of the Company's DVCPRO TARGA 2000 RTX product and shipments of the TARGA 2000 RTX/DTX to an OEM software company bundling Truevision products with its software. OEM net sales for the quarter ended December 27, 1997 included sales of the DVCPRO-based TARGA 2000 RTX product line, which the Company began shipping during the third quarter of fiscal 1997 as discussed above.

     OEM net sales for the quarters ended March 28, 1998, March 29, 1997 and December 27, 1997 included $0.7 million, $0.2 million and $0.2 million, respectively, of revenue from license fees under product license agreements and engineering services revenue from product design and development agreements. In January 1998, the Company signed a letter of agreement with the Video Systems Division of Matsushita to design and develop enhancements to the DVCPRO-based TARGA 2000 RTX product line, including incorporation of Matsushita's advanced DV technology. OEM net sales for the quarter ended March 28, 1998 included revenue of $0.5 million pursuant to this agreement.

     GROSS PROFIT. The Company had a gross profit of $3.6 million, or 45% of net sales, for the quarter ended March 28, 1998, compared to $4.2 million, or 36% of net sales, for the quarter ended March 29, 1997 and $4.5 million, or 45% of net sales, for the quarter ended December 27, 1997. Although net sales for the quarters ended March 28, 1998 and December 27, 1997 were lower as compared to the quarter ended March 29, 1997, the gross profit for these quarters improved substantially as the Company shifted its focus towards the high-end of its product line, which are higher margin products, and reduced manufacturing expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, the gross profit for the quarters ended March 28, 1998, March 29, 1997 and December 27, 1997 included revenue from license fees and engineering services revenue for the periods as discussed above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.2 million, or 15% of net sales, for the quarter ended March 28, 1998, compared to $1.7 million, or 14% of net sales, for the quarter ended March 29, 1997 and $1.2 million, or 12% of net sales, for the quarter ended December 27, 1997. The decrease in dollars in the quarters ended March 28, 1998 and December 27, 1997 was primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges
- Fiscal 1997" below). In the absence of unusual circumstances or events, the Company expects that research and development spending in absolute dollars to remain relatively constant through the remainder of fiscal 1998.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.2 million, or 27% of net sales, for the quarter ended March 28, 1998, compared to $3.9 million, or 33% of net sales, for the quarter ended March 29, 1997 and $2.5 million, or 25% of net sales, for the quarter ended December 27, 1997. The decrease in the quarters ended March 28, 1998 and December 27, 1997 was primarily due to reduced expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain its current level of sales. In the absence of any unusual circumstances or events, the Company expects its selling, general and administrative spending in absolute dollars to remain relatively constant in fiscal 1998, with the exception of the fourth quarter of fiscal 1998 which will be slightly higher due to the Company's marketing promotions in connection with an industry trade show sponsored by the National Association of Broadcasters in April 1998.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net for the quarter ended March 29, 1997 is comprised primarily of residual expenses associated with the RasterOps product line, offset by tax related credits generated from the amended income tax returns for the years ended August 28, 1992 and September 30, 1989.


CURRENT NINE MONTH PERIOD COMPARED TO PRIOR YEAR NINE MONTH PERIOD

     NET SALES. Net sales were $28.1 million for the nine month period ended March 28, 1998, a decrease of $4.8 million, or 15%, from the $32.9 million for the nine month period ended March 29, 1997. International net sales represented 35% of net sales for the nine month period ended March 28, 1998, compared to 29% for the nine month period ended March 29, 1997.

     Sales to the retail/distribution channel were $19.9 million during the nine month period ended March 28, 1998, a decrease of $4.7 million, or 19%, from the $24.6 million for the nine month period ended March 29, 1997. Sales to the retail/distribution channel decreased primarily due to lower sales of the BRAVADO 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line sold primarily through the Company's national network of Signature VARs. Sales to the retail/distribution channel also decreased due to lower sales of the TARGA 1000 and the TARGA 2000 product lines. The introductory level TARGA 1000 and the mid-range TARGA 2000 product lines are comprised of older products; consequently, the Company has reduced its sales and marketing promotions of these products in fiscal 1998 in order to focus on the high-end of the Company's product line. The downward sales trend for these products is expected to continue in future quarters but the Company expects this decrease to be offset by increased sales of the "X" series product line (TARGA 2000 DTX, RTX and SDX with MADRAS), and sales of new products (video production workstations, additions to the TARGA video card family and BRAVADO 2000 as discussed below).

     In January 1998, the Company began selling completely configured video production workstations directly to end-users based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system.

     In early April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solutions with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats.

     In late April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily.

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

     OEM net sales were $8.2 million for the nine month period ended March 28, 1998, a decrease of $0.1 million, or 1%, from the $8.3 million for the nine month period ended March 29, 1997. OEM net sales for the nine month periods ended March 28, 1998 and March 27, 1997 included $0.9 million and $0.7 million, respectively, of revenues from license fees under product license agreements and engineering services revenue from product design and development agreements. In January 1998, the Company signed a letter of agreement with the Video Systems Division of Matsushita to design and develop enhancements to the DVCPRO-based TARGA 2000 RTX product line, including incorporation of Matsushita's advanced DV technology. OEM net sales for the nine month period ended March 28, 1998 included revenue of $0.5 million pursuant to this agreement.

     GROSS PROFIT. The Company had a gross profit of $12.4 million, or 44% of net sales, for the nine month period ended March 28, 1998, compared to $11.1 million, or 34% of net sales, for the nine month period ended March 29, 1997. The gross profit for the current nine month period substantially improved as the Company shifted its focus towards the high-end of the product line which are higher margin products and reduced manufacturing expense levels from implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below). Additionally, the gross profit for the nine month periods ended March 28, 1998 and March 29, 1997 included revenue from license fees and engineering services revenue for the periods as discussed above. The costs associated with the revenue from license fees and engineering services revenue for the nine month period ended March 28, 1998 were approximately $0.3 million. The revenue from license fees and engineering services revenue for the the nine month period ended March 29, 1997 approximated the related costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.8 million, or 14% of net sales, for the nine month period ended March 28, 1998, compared to $4.9 million, or 15% of net sales, for the nine month period ended March 29, 1997. Research and development expenses for the current nine month period decreased $1.1 million, or 22%, primarily due to reduced expense levels from the implementation of the Company's restructuring
plan (see "Special Charges - Fiscal 1997" below).    In the absence of
unusual circumstances or events, the Company expects that research and development spending in absolute dollars to remain relatively constant through the remainder of fiscal 1998.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7.1 million, or 25% of net sales, for the nine month period ended March 28, 1998, compared to $11.5 million, or 35% of net sales, for the nine month period ended March 29, 1997. Selling, general and administrative expenses for the current nine month period decreased $4.4 million, or 38%, primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges - Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain its current level of sales. In the absence of any unusual circumstances or events, the Company expects its selling, general and administrative spending in absolute dollars to remain relatively constant in fiscal 1998, with the exception of the fourth quarter of fiscal 1998 which will be slightly higher due to the Company's marketing promotions in connection with an industry trade show sponsored by the National Association of Broadcasters in April 1998.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net, for the nine month period ended March 29, 1997 is comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the RasterOps product line, partially offset by tax related credits generated from the amended income tax returns for the years ended August 28, 1992 and September 30, 1989.

SPECIAL CHARGES

     SPECIAL CHARGES - FISCAL 1997. During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1.7 million. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment balance. The downsizing of facilities, lease terminations and fixed asset reductions decreased facilities expenses by approximately $0.2 million in the third quarter of fiscal 1998 and $0.6 million in the nine month period ended March 28, 1998, and is expected to decrease facilities expenses by approximately $0.2 million in the remainder of fiscal 1998. The reduction in headcount decreased employee costs by approximately $0.6 million in the third quarter of fiscal 1998 and $1.8 million in the nine month period ended March 28, 1998, and is expected to decrease employees costs by approximately $0.6 million in the remainder of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, the Company had cash and cash equivalents of $6.1 million, an increase of $1.6 million from the $4.5 million at June 28, 1997 and an increase of $2.1 million from the $4.0 million at December 27, 1997. The increase in cash and cash equivalents during fiscal 1998 was partially offset by the repayment of $3.7 million in borrowings under the line of credit in the first quarter of 1998. Working capital was $7.7 million at March 28, 1998, an increase of $2.7 million from the $5.0 million at June 28, 1997 and an increase of $0.7 million from the $7.0 million at December 27, 1997. The increase in working capital during fiscal 1998 reflects the Company's improved operations.

     Net cash provided by operating activities was $5.0 million during the nine month period ended March 28, 1998, compared to $2.6 million used in operating activities during the nine month period ended March 29, 1997. During the nine month period ended March 28, 1998, the Company generated cash flow from operations primarily due to net income of $1.3 million, a reduction in inventory of $2.3 million, a decrease in accounts receivables of $1.7 million, the non-cash effect from depreciation and amortization of $1.1 million and an increase in accounts payable of $0.9 million. These factors were partially offset by payments of $1.0 million related to the Company's restructuring plan (see "Special Charges - Fiscal 1997" above), an increase in receivables from manufacturing subcontractors of $0.5 million and a decrease in advances on inventory held by distributors of $0.5 million. The inventory levels decreased substantially during fiscal 1998 primarily due to the Company's continuing inventory reduction plan, which includes a shift to turnkey manufacturing. The net cash used in operating activities during the nine month period ended March 29, 1997 was primarily due to a net loss of $10.9 million, a decrease in accounts payable of $1.9 million and an increase in income taxes receivable of $0.9 million. These factors were partially offset by the non-cash effect from the charge for the change in accounting method of $4.9 million, a reduction in inventory of $2.3 million, the non-cash effect from depreciation and amortization of $1.7 million, an increase in advances on inventory held by distributors of $0.7 million, and an increase in accrued expenses of $0.6 million.

     The Company's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs and VARs. Distributor revenue accounted for $9.5 million, or 34% of the Company's net sales for the nine month period ended March 28, 1998, compared to $16.5 million, or 67%, for the nine month period ended March 29, 1997. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

     In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next two years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component. As of March 28, 1998, the Company had purchased $0.6 million of the component pursuant to the agreement.

     Net cash used in investing activities was $0.2 million during the nine month period ended March 28, 1998, compared to $1.0 million during the nine month period ended March 29, 1997. At March 28, 1998, the Company had no material commitments for the purchase of capital equipment.

     Net cash used in financing activities was $3.2 million during the nine month period ended March 28, 1998, compared to $0.7 million provided by financing activities during the nine month period ended March 29, 1997. In the first quarter of fiscal 1998, the Company repaid $3.7 million in borrowings under the line of credit.

     The Company has a one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenant of the line of credit is a tangible net worth covenant. As of March 28, 1998, the Company had no borrowings and $1.8 million available under the line of credit. As of May 3, 1998, the Company had no borrowings and $2.3 million available under the line of credit.

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

PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Special Meeting of Stockholders held on April 10, 1998, pursuant to the Notice of Special Meeting of Stockholders and Proxy Statement dated March 4, 1998, the following matter was submitted to the Company's stockholders. Set forth after the matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

   (1) the approval of the Company's 1997 Equity Incentive Plan (8,879,276:
       788,099: 50,117: 0).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
  (a)     Exhibits
          27   Financial Data Schedule

  (b)     Reports on Form 8-K
          There were no reports on Form 8-K filed for the quarter ended
          March 28, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 1998                  by:          /s/  R. John Curson
                                       -------------------------------------
                                                     R. John Curson

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