Form 10-K405
period 1998-06-27
TRUEVISION INC
filed 1998-09-25
CIK 833619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NUMBER
                JUNE 27, 1998                                     000-18404

                            ------------------------

                                TRUEVISION, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       77-0161747
           (State of Incorporation)                  (I.R.S. Employer Identification No.)

              2500 WALSH AVENUE,
           SANTA CLARA, CALIFORNIA                                  95051
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (408) 562-4200

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

                                (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

    Aggregate market value of the Common Stock held by non-affiliates of the Registrant based on the closing price of such stock on September 4, 1998:
$11,275,345

    Number of shares of Common Stock outstanding as of September 4, 1998:
13,104,398

                            ------------------------

                       DOCUMENT INCORPORATED BY REFERENCE

    The following document is incorporated by reference in those Parts of this Annual Report on Form 10-K, as are set forth below, but only to the extent specifically stated in such Parts hereof:

(1) Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on October 21, 1998, referred to herein as the "Proxy Statement," are incorporated as provided above in Part III.

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

BACKGROUND

    The digital video industry is a diverse market encompassing such broad applications as the production of commercials for broadcast on television, post production of other broadcast video content, animation, corporate videos, film, internet broadcast, medical imaging and many other applications where video needs to be captured, manipulated and/or edited prior to its final use. Developments over the past several years have enabled personal computer users in the broadcast, video production, animation, web design, film, medical and industrial video industries to create, develop, view and use applications employing a combination of data formats, including full motion video, digital audio, still photographs, animation, graphics and text. In the past, these types of applications were primarily confined to expensive analog equipment that were not economical for many applications.

STRATEGY

    In the past, digital video production systems were significantly slower than analog video production systems, and the picture quality was inadequate for many high-end applications. Those digital video production systems that were of sufficient speed and quality were offered by closed system providers that offered customers a complete turnkey system that was not easily extensible with third-party hardware and software. The Company believes that recent improvements in digital video technology are permitting the introduction of open system products with increased speed and higher picture quality. Open system solutions are based upon different portions of the complete system being provided by different vendors. Distributors, dealers and sophisticated customers can integrate various pieces of hardware and software to create a complete system usually at a fraction of the cost of those provided by closed system vendors. The migration from closed turnkey systems to open system configurations is similar in nature to what occurred in the desktop publishing market in the 1980's. That migration led to a rapid expansion of the desktop publishing market, as the reduced cost of hardware and software allowed more users to enter the market for such products. As the speed and quality of industry standard open system building blocks in the form of hardware and software for the processing, storage and manipulation of digital video continue to improve, the Company believes that there are emerging market opportunities to transition users of analog video production systems to digital video systems and to extend its product line to entry level video prosumer and corporate communicators. Truevision's strategy is to work closely with computer, third-party software and storage vendors to take advantage of this emerging opportunity. Through the Company's array of open system digital video products, it is able to deliver a wide range of solutions at various price points to meet the needs of video editing professionals, corporate communicators and consumers.

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

    Truevision will continue to work closely with other industry leaders to improve their product offerings to end-user customers. The Company's primary original equipment manufacturers ("OEMs"), such as Acuson Corporation, Avid Technology, Inc. ("Avid"), Cognex, Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Montage Group Ltd., Pinnacle Systems, Inc., Scitex Digital Video, Inc. ("Scitex") and Sony Corporation ("Sony"), continue to incorporate the Company's multimedia and video technology into some of their products.

PRODUCTS

    Truevision's products are primarily add-in boards for Windows- and Macintosh-compatible computers and operating systems that convert analog or digital video input and compress it for subsequent processing by the Company's products. The products then permit users to edit and manipulate the digital video, combine it with graphics, animation and other information, and ultimately display the resulting output. The products are used primarily by video professionals to replace or supplement traditional stand-alone or dedicated analog video editing systems, by corporate communicators for training and web applications, and by entry-level video prosumers and enthusiasts for event and personal videography.

    Most of the Company's products are based on an integrated digital production engine that provides professional quality capture, playback and non-linear editing capabilities. The Company's products are designed for both Windows- and Macintosh-compatible computers and operating systems. Product configurations include single boards, boards bundled with third party software applications, and boards integrated into complete workstations that include third party hardware and software.

    The major Truevision products and product lines consist of the following:

        PRODUCT FAMILY                           PRODUCT DESCRIPTION                      MARKET SEGMENT SERVED
------------------------------  -----------------------------------------------------  ---------------------------
TARGA BOARDS:

TARGA-Registered                The top of the TARGA product line, the "X" products    Animation
Trademark-2000 DTX              provide quality high-end non-linear editing            Off-line video production
TARGA-Registered                capabilities. TARGA 2000 DTX provides single-stream    On-air broadcast
Trademark-2000 RTX              architecture, leading data rates, visually lossless    Post-production video
TARGA-Registered                component image quality, and on-board alpha channel.   Special effects authoring
Trademark-2000 SDX              TARGA 2000 RTX has all the capabilities of the DTX in  Internet broadcast
MADRAS-TM-                      a dual-stream mode for real-time video editing. RTX
                                comes with a breakout box for professional
                                connections to component color and balanced audio.
                                TARGA 2000 SDX with MADRAS breakout box is designed
                                to work with serial digital video and audio in an
                                analog environment. TARGA 2000 SDX supports D1, 3 and
                                5, Digital Betacam, DVCPRO, DVCAM and Digital-S
                                equipment. The MADRAS transcoder is also available in
                                a configuration that provides Firewire and analog
                                connectivity for the Avid Media Composer and Xpress
                                systems.

        PRODUCT FAMILY                           PRODUCT DESCRIPTION                      MARKET SEGMENT SERVED
------------------------------  -----------------------------------------------------  ---------------------------
TARGA-Registered                TARGA DV2000 DTX and TARGA DV2000 RTX provide the
Trademark-DV2000 DTX            same performance as their counterparts above, but are
TARGA-Registered                designed for direct digital input output between the
Trademark-DV2000 RTX            board and newer DV (Firewire) devices such as
                                camcorders, eliminating the need for signal
                                conversion.

TARGA-Registered                The TARGA 2000 RTX3D and TARGA 2000 SDX3D combine the
Trademark-2000 RTX3D            real-time, dual-stream TARGA engine architecture with
TARGA-Registered                Scitex Digital Video's Abekas 3D DVE effects
Trademark-2000 SDX3D            technology to provide the first real-time broadcast
                                quality 3D effects solution for Windows NT systems.

TARGA-Registered                The mid-range TARGA 2000/PRO builds on the basic       3D modeling
Trademark-2000                  capabilities of the TARGA 1000. Additional features    Animation
TARGA-Registered                include integrated NTSC or PAL video monitor and up    Corporate video
Trademark-2000 PRO              to 21-inch graphics display, multi-component format    Educational video
                                support for digital and analog equipment, seamless     Off-line video production
                                integration with most video equipment and formats,
                                and "genlock" for integrating professional video
                                suites. TARGA 2000/PRO offers professional quality
                                3:1 compression and compatibility with top
                                professional software applications.

TARGA-Registered                TARGA 1000 is an introductory level product designed   Corporate video
Trademark-1000                  for the "pro-sumer" market. The TARGA 1000 provides    Event videographers
                                users with capture and play-back of full motion, full  Internet video
                                resolution digital video (including composite,         Off-line video production
                                S-Video and component formats), and supports CD and    Multimedia authoring
                                DAT-quality audio.                                     Video enthusiasts

BRAVADO BOARDS:

BRAVADO-Registered              BRAVADO is a low cost, PCI bus, video capture and
Trademark-2000                  compression board designed to meet the needs of
BRAVADO-Registered              professionals and consumers with limited budgets to
Trademark-DV2000                capture and edit audio (using a third party audio
                                card) and video at S-Video quality. It is sold
                                bundled with either the Adobe Premiere or the Ulead
                                Media Studio Pro video editing software providing the
                                user with a complete video system solution.

        PRODUCT FAMILY                           PRODUCT DESCRIPTION                      MARKET SEGMENT SERVED
------------------------------  -----------------------------------------------------  ---------------------------
                                BRAVADO DV2000 is bundled with the Adobe Premiere
                                video editing software and provide a complete
                                end-to-end all digital solution. It allows direct
                                input and output between the board and newer DV
                                (Firewire) devices such as camcorders. Event
                                videographers Internet video Off-line video
                                production

READY-TO-EDIT-TM-
WORKSTATIONS:

Ready-to-Edit-TM-               The Ready-to-Edit workstation is a fully- configured,  Corporate video producers
Ready-to-Edit-TM- Real-Time     non-linear editing workstation. Based on the TARGA     Industrial video producers
                                1000 video board, it integrates an IBM Intellistation  Internet video producers
                                computer system and either the Adobe Premiere or the   Off-line video producers
                                Avid MCXpress for Windows video editing software. All
                                components are fully integrated and tested prior to
                                delivery to the customer.

                                The Ready-to-Edit Real-Time workstation is based on    Animation
                                the TARGA 2000 RTX's real-time, dual-stream            Off-line video production
                                architecture, which is integrated with an IBM          On-air broadcast
                                Intellistation computer system and the Avid MCXpress   Post-production video
                                for Windows video editing software. All components     Special effects authoring
                                are fully integrated and tested prior to delivery to   Internet broadcast
                                the customer.

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

MARKETING AND SALES

    Truevision's products are sold to end users directly through an internal telemarketing group, from the corporate web site, and through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs, and value added resellers ("VARs"). Selling prices are generally based on a discount from the Company's published suggested retail price list and can include from time to time sales performance incentive funds, and dealer and end user rebates. Truevision grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Sales returns from non-distributors, which are expected to be minimal, are reserved for at the time of sale based on historical sales return rates. In addition, in the normal course of business, Truevision also will have warranty returns for product failure. Truevision warrants its products for one year. Warranty returns are reserved for at the time of sale based on historical warranty return rates, which have not been significant since Truevision's inception. There can be no assurance that the Company will not experience significant sales or warranty returns in the future.

    The majority of Truevision's domestic sales are not made directly to the entity that will use the product. The field sales force, consisting of Company sales office personnel, is responsible for selling Truevision's products to chains, distributors, mail order catalogs, resellers and VARs, and provides marketing training and technical support. Domestic sales for "X" series products (TARGA 2000 DTX, RTX and SDX) are made predominantly through a national network of Signature VARs. Truevision Signature VARs are authorized resellers who sell to end users within a defined geographic territory. In general, Signature VARs are authorized to sell one or more of the leading software applications driven by Truevision products, such as Avid's McXpress NT or Discreet Logic's EDIT. Signature VARs also provide their customers with marketing support, system configuration and installation for Truevision products.

    Truevision generates substantially all of its international sales through a network of distributors, OEMs and VARs located in Europe, the Pacific Rim and South America, as well as in other areas of the world. The sales force consists of manufacturers' representative firms and Company sales personnel. Total international net sales represented approximately 31.2%, 29.4% and 25.2% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively.

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

MANUFACTURING

    Truevision's manufacturing operations consist primarily of management control and quality assurance of products manufactured by contract manufacturers on a turnkey basis. The contractor is responsible for the majority of the material sourcing, manufacturing, test and packaging, and only finished goods in final packaging ready for shipment are received by Truevision. Substantially all of Truevision's parts are procured from outside suppliers. For the assembly of its products, Truevision relies primarily on two turnkey manufacturers. Truevision has developed a comprehensive quality assurance program with its contract manufacturers, and each product undergoes thorough quality inspection and testing at the final assembly stage.

    The vast majority of the components used in Truevision's products are available from multiple sources. However, as is common in the electronics industry, Truevision has in the past paid premium prices to obtain certain of these multiple source components that were in short supply, and there can be no assurance that shortages will not occur in the future. Such shortages may significantly increase the cost, or delay the shipment, of Truevision's products. Some components, particularly certain application specific integrated circuits (ASICs), used in Truevision's products are available only from sole suppliers such as Applied Micro Circuits Corporation, LSI Logic Corporation ("LSI"), Lucent Technologies ("Lucent"), Toshiba America Electronic Components, Inc. ("Toshiba") and Zoran Corporation, among others. Truevision expects these vendors to continue to supply its requirements for these items, although there can be no assurance that they will do so. At the present time world demand for these types of components and various memory chips continues to grow at a pace that varies greatly and is hard to predict, which at times creates supplier capacity shortages. This and other factors can cause lead times to be lengthened, making it more difficult for Truevision and its subcontractors to meet changes in customer demand or engineering specifications in a timely manner. Truevision and its subcontractors purchase these components pursuant to purchase orders placed from time to time in the ordinary course of business and have no guaranteed supply arrangements with suppliers. There can be no assurance that shortfalls will not occur. An extended supply interruption for any of the components currently obtained from a single source could have an adverse impact on Truevision's business, financial condition and results of operations. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Dependence on Sole and Limited Source Suppliers and Subcontractors."

TECHNOLOGY AND PRODUCT DEVELOPMENT

    In order to maintain its competitive position in existing and emerging markets, Truevision believes that it must continue to introduce products that offer high performance solutions to its customers. Truevision has traditionally supported both the Windows- and Macintosh-compatible computer and operating systems market-places with digital video products. This is expected to continue to be the case in the coming year and is facilitated by the almost universal adoption of the PCI expansion bus by both Windows and Macintosh-compatible computer and operating systems vendors. Although many of the hardware differences between the two platforms are disappearing, there are still important software differences, and Truevision expects to continue to maintain qualified software engineering staffs for both Windows and Macintosh-compatible computer and operating systems for the forseeable future.

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

    As part of its technology development efforts, Truevision has formed several OEM partnerships and software development partnerships with industry leaders in the video production marketplace. Truevision recently completed a funded development program with Matsushita to develop a version of the TARGA 2000 that incorporates a compression chipset based on the emerging DV, DVC PRO and DVC PRO 50 compression industry standards. In addition, as a part of its open systems strategy, Truevision has developed relationships with software vendors such Adobe Systems Incorporated, Avid, Discreet Logic, in:sync corporation, Kinetix (the multimedia business unit of Autodesk, Inc.), Scitex, and others to provide end users with a vast array of digital video editing and animation software applications to enhance users' productivity.

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

    Expenditures for research and development in fiscal 1998, 1997 and 1996 were approximately $5.0 million, $6.9 million, and $7.2 million, respectively. During those periods, Truevision did not capitalize any software development costs, as no significant costs were incurred after technological feasibility was established.

COMPETITION

    The markets for Truevision products are extremely competitive, and Truevision expects the competition to continue to increase. Avid, Digital Processing Systems, Inc., Fast Multimedia, Inc., Matrox Inc., Media 100 Inc., Pinnacle Systems, Inc. and Radius Inc. are its principal competitors.

    Many of Truevision's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Truevision, and may produce additional products competitive with those of Truevision. There can be no assurance that Truevision could compete effectively with such products. Truevision believes that its ability to compete depends on elements both within and outside its control, including the success and timing of new product development by Truevision and its competitors, product performance and price, distribution and customer support. There can be no assurance that Truevision will be able to compete successfully with respect to these factors. Moreover, to the extent that competitive pressures require price reductions more rapidly than Truevision is able to cut its costs, profitability may be adversely affected. Truevision expects gross margins to continue to be affected by price pressures in fiscal 1999. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Competition."

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

    Truevision attempts to protect its trade secrets and other intellectual property through agreements with customers and suppliers, proprietary information agreements with employees and consultants, and other security measures. While Truevision's ability to compete may be affected by its ability to protect its intellectual property, Truevision believes that, because of the rapid pace of technological change in the industry, its technical expertise and ability to innovate on a timely basis will be at least as important in maintaining its competitive position as its efforts to rigorously protect its intellectual property. Although Truevision continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations--Uncertainty Regarding Proprietary Rights."

EMPLOYEES

    At June 27, 1998, Truevision had 115 employees, of whom 34 were engaged in research and development, 30 in procurement and quality control, and 51 in sales, general and administration. Truevision's future success will depend, in part, on its ability to continue to retain, motivate and attract highly qualified technical, marketing and management personnel, who are in great demand. Truevision's employees are not represented by any collective bargaining organization, and Truevision has never experienced a work stoppage. Truevision believes that its employee relations are good. For a more complete discussion, see "Certain Factors That May Affect the Company's Future Results of Operations-- Dependence on Key Personnel."

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS OF OPERATIONS

    LIQUIDITY AND FUTURE CAPITAL NEEDS UNCERTAIN. The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's products in the market, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that, absent future substantial operating losses, its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next twelve months at its anticipated fiscal 1999 level of operations, but may not be sufficient to allow for unrestricted growth and unanticipated business declines. The Company's actual capital needs are difficult to predict, however, and there can be no assurance that the Company will not require additional capital. In particular, the Company may seek additional funding during the next twelve months to finance working capital. In the event the Company experiences further significant operating losses, the Company believes that it will require further capital infusions or other sources of cash. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all, when required. Shortages of working capital may cause delays in the Company's ability to obtain in a timely manner adequate supplies of components or subcontracted services. The Company has in the past experienced, and may continue to experience, difficulties and delays in obtaining certain components and services on a timely basis due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, if additional financing is not available, the Company could be required to restrict, reduce, or suspend its operations, seek a merger partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to the Company's current stockholders. In this respect, the Company elected in both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 to raise capital through private placements of equity securities at prices less than the market price of the Common Stock on the date of the issuance. If adequate financing sources are insufficient or not available, the Company's business, financial condition and results of operations could be materially adversely affected.

    At June 27, 1998, the Company had a line of credit with a commercial bank that included financial and other covenants to be satisfied for borrowings to be permitted and that limited such borrowings to percentages of accounts receivable and inventory. The primary financial covenant of the line of credit was a tangible net worth covenant. The Company was in compliance with all of the covenants at June 27, 1998 although, the Company has in the past been in violation of certain of the covenants. In each instance, a waiver of such violations was obtained from the bank. There can be no assurance that waivers would be granted in the future if necessary. The Company's credit agreement effective at June 27, 1998 expired on September 19, 1998, however, the Company has received a written commitment for a new one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenants of the new line of credit relate to quick ratio, tangible net worth, debt to tangible net worth and profitability. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

    SUBSTANTIAL DECLINE IN SALES AND HISTORICAL OPERATING LOSSES. From fiscal 1992 to 1995, the Company's net sales declined by $21.7 million, or 18%, $20.8 million, or 21%, and $12.9 million, or 16%, sequentially. After increasing $5.2 million, or 7.9%, from fiscal 1995 to 1996, the Company's net sales declined by $27.9 million, or 39.0%, from fiscal 1996 to 1997 and by $6.8 million, or 15.6%, from fiscal 1997 to 1998. In addition, the Company experienced significant cumulative operating losses through fiscal 1997. There can be no assurance that net sales will not decline further in the future, or that the Company will not experience significant operating losses in the future. As of June 27, 1998, the Company had an accumulated deficit of $43.8 million. The Company believes that continued investment in its business, particularly research and development, is critical to its future growth and competitive position. The Company, therefore, may experience increased operating expenses both as a total amount and in relation to revenue levels, and in particular, increased relative levels of research and development expenses in future periods. There can be no assurance that such research and development and other efforts will result in successful product introductions or enable the Company to maintain or increase net sales, and there can be no assurance that the Company will sustain profitability.

    SIGNIFICANT VOLATILITY IN OPERATING RESULTS. In the past, the Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including announcements by the Company, its competitors or the manufacturers of the platforms with which its products are used, volume and timing of orders received during the period, the timing of new product introductions by the Company and its competitors, product line maturation, the impact of price competition of the Company's average selling prices, the availability and pricing of components for the Company's products, changes in product or distribution channels as well as general and market economic conditions. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the Company's markets, the Company's failure to introduce new, competitive products consistently and in a timely manner would adversely affect the Company's business, financial condition and results of operations for one or more product cycles. Furthermore, in fiscal 1997, the Company adopted a deferred revenue recognition policy with respect to sales made through distributors.

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

    DEPENDENCE ON KEY CUSTOMERS. The Company's operating results have depended upon its ability to obtain orders from, maintain relationships with and provide support to key customers. In addition, these key customers could design their own products competitive with those of the Company. Any cancellation of, or reduction or delay in, orders from these key customers could have a material adverse effect on the Company's business, financial condition and results of operations. During fiscal 1995, the Company entered into a significant three-year OEM agreement with Avid under which Avid agreed to make minimum aggregate purchases of certain products during the calendar years 1995 through 1997. The agreement between the Company and Avid also provided that Avid had the right to manufacture certain Truevision products rather than purchasing them from the Company subject to the payment of royalties. In the fourth quarter of fiscal 1996, Avid exercised that right with respect to the current products of the Company that are used by Avid and a fully paid license fee for Avid to manufacture the current products used by Avid was negotiated. As a result, the Company did not in fiscal 1998 nor 1997, and does not in the future, expect to receive any further revenues or royalties resulting from Avid's manufacture and use of such products. The Company has no further obligations to Avid. In fiscal 1998, 1997 and 1996, Avid accounted for 2.6%, 1.2% and 35.9%, respectively, of the Company's net sales.

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

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next three years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component. At June 27, 1998, the Company has purchased approximately $0.7 million under this agreement.

    For the assembly of its products, the Company relies primarily on two contract manufacturers who purchase components, manufacture products, conduct all testing and deliver fully packaged finished products. The Company has in the past experienced interruptions in these services and delays in product deliveries, which have in certain cases had a material adverse effect on the Company's results of operations for particular periods, and there can be no assurance that such problems will not recur in the future. The process of qualifying additional contract manufacturers is a lengthy one, and the inability of any of the Company's contract manufacturers to provide the Company with these services in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations until such time as alternate sources of such services are established and the quality of such services reaches an acceptable level.

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

    DEPENDENCE ON SOFTWARE DEVELOPERS. The Company's open system strategy places greater reliance by the Company on the development efforts of software developers such as Adobe, Avid, Discreet Logic, in:sync, Kinetix (Autodesk), Scitex, and others. Other than its ability to provide development assistance and marketing and other support, the Company has little or no control regarding the timing of introductions of these developers' software applications or their feature sets. To enable the Company to compete successfully with providers of complete systems such as Avid, Media 100 and Scitex, among others, it is imperative that independent software applications of sufficient quality are available at a competitive price, both of which are out of the Company's ability to control. The Company believes that market pressures will force application vendors to offer a wider variety of feature sets and performance at ever decreasing prices; however, there can be no assurance that this would ever happen or that it would happen in a timely enough manner to avoid having a material adverse impact on the Company's net sales and results of operations.

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

    INTERNATIONAL OPERATIONS. For fiscal 1998, 1997 and 1996, international sales represented 31.2%, 29.4% and 25.2%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant portion of net sales, although they may fluctuate from period to period. Although the Company's sales are denominated in dollars, its international business may be affected by changes in demand resulting from fluctuations in exchange rates as well as by risks such as unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, difficulties in managing international distributors, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

    VOLATILITY OF STOCK PRICES. The market price of the Company's Common Stock has been volatile and trading volumes at times have been relatively low. Factors such as variations in the Company's net sales, operating results and cash flows, and announcements of technological innovations or price reductions by the Company, its competitors, or providers of alternative products could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock markets have experienced significant price and volume fluctuations that have particularly affected technology-based companies and resulted in changes in the market prices of the stocks of many companies. Such broad market fluctuations and general economic conditions may adversely affect the market price of the Company's Common Stock.

    YEAR 2000 COMPLIANCE. Like many other companies, the Year 2000 computer issues create certain risks for Truevision. If the Company's internal management information systems or products sold to customers do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. Based on currently available information, the Company does not believe that the Year 2000 issues related to internal systems or products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

ITEM 2.  PROPERTY

    Truevision's principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and consist of approximately 50,000 and 20,000 square feet, respectively, of office space leased pursuant to agreements that expire in 2001 and 2003, respectively. This space is used for product development, manufacturing, sales, marketing and administration. Truevision believes its existing facilities are adequate to meet current and foreseeable requirements and that suitable additional or alternative space will be available as needed on commercially reasonably terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Special Meeting of Stockholders held on April 10, 1998, pursuant to the Notice of Special Meeting of Stockholders and Proxy Statement dated March 4, 1998, the following matter was submitted to the Company's stockholders. Set forth after the matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

(1) the approval of the Company's 1997 Equity Incentive Plan (8,879,276:
788,099: 50,117: 0).

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Company are as follows:

NAME                               AGE      CURRENT TITLE AND POSITION
-----------------------------      ---      ---------------------------------------------------------
Louis J. Doctor..............          40   President and Chief Executive Officer
R. John Curson...............          55   Senior Vice President, Chief Financial Officer and
                                            Secretary
Carl C. Calabria.............          39   Senior Vice President, Engineering

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

COMMON STOCK MARKET PRICE:

                                                                 JUNE 27,     MARCH 28,    DECEMBER 27,    SEPTEMBER 27,
QUARTER ENDED FISCAL 1998                                          1998         1998           1997            1997
--------------------------------------------------------------  -----------  -----------  ---------------  -------------
High..........................................................      $2 1/2     $2 15/16         $4 7/8              $4
Low...........................................................      $1 1/4           $2             $2        $1 11/16

                                                               JUNE 28,    MARCH 29,   DECEMBER 28,    SEPTEMBER 28,
QUARTER ENDED FISCAL 1997                                        1997        1997          1996            1996
-------------------------------------------------------------  ---------  -----------  -------------  ---------------
High.........................................................  $2 13/16     $3 13/16        $4 3/8          $7 7/8
Low..........................................................  $1 5/8        $2 7/16       $2 9/16          $4 3/8

    The table above sets forth for the quarters indicated the high and low sales prices for the common stock as reported on the NASDAQ National Market. As of September 4, 1998, the Company had approximately 260 stockholders of record. The price for the common stock as of the close of business on September 4, 1998 was $1 1/8.

ITEM 6.  SELECTED FINANCIAL DATA

                                                JUNE                    JUNE
                                                 27,                    29,                  JUNE 30,
YEAR ENDED                                      1998    JUNE 28, 1997   1996 JULY 1, 1995      1994
---------------------------------------------  -------  -------------   --  ------------   ------------
(IN THOUSANDS, EXCEPT PER SHARE AND RATIO
  DATA)

OPERATIONS
Net sales....................................  $36,789  $      43,620   $71,536 $     66,318 $     79,175
Restructuring and other costs................  $ --     $       1,680(A) $-- $      3,654(B) $      6,694(C)
Litigation settlement expense................  $ --     $    --         $-- $      3,675(D) $    --
Income (loss) before income taxes and
  cumulative effect of accounting change.....  $ 1,386  $     (13,419)  $3,736 $    (20,231) $    (20,865)
Cumulative effect of accounting change.......  $ --     $      (4,858)(E) $-- $    --      $    --
Net income (loss)............................  $ 1,344  $     (19,787)  $3,626 $    (20,231) $    (20,865)
Basic net income (loss) per share............  $  0.10  $       (1.56)  $0.29 $      (2.12) $      (2.20)
Diluted net income (loss) per share..........  $  0.10  $       (1.56)  $0.27 $      (2.12) $      (2.20)
Basic average common shares and
  equivalents................................   12,893         12,694   12,403        9,565        9,466
Diluted average common shares and
  equivalents................................   13,246         12,694   13,535        9,565        9,466

FINANCIAL POSITION
Total assets.................................  $18,054  $      20,488   $39,928 $     40,726 $     44,701
Long-term obligations........................  $    44  $          86   $151 $         44  $        247
Stockholders' equity.........................  $ 9,889  $       7,876   $27,103 $     18,527 $     30,231
Working capital..............................  $ 8,100  $       5,027   $22,419 $     14,215 $     23,671
Current ratio................................      2.0            1.4   2.8          1.6            2.7

(A) During the quarter ended June 28, 1997, the Company recorded a charge for restructuring and other costs of $1,680,000. For a more complete discussion, see Note 5 to the Consolidated Financial Statements.

(B) During the quarter ended September 30, 1994, the Company recorded a charge for restructuring and other costs of $3,654,000. This charge included inventory write-offs of a discontinued product line and the costs of downsizing international operations.

(C) During the quarter ended September 30, 1993, the Company recorded a charge for restructuring and litigation of $6,694,000. This charge included costs of downsizing and integrating operations, write-down of certain assets as a result of the discontinuance of certain product lines and write-off of other impaired assets.

(D) In fiscal 1995, the Company accrued $3,675,000 for settlement of a stockholder class action lawsuit. This amount, together with $3,000,000 of insurance proceeds, were paid in fiscal 1996.

(E) During the quarter ended September 28, 1996, the Company recorded a charge of $4,858,000 for the cumulative effect of changing its method of accounting for revenue recognition for shipments to distributors. For a more complete discussion, see Note 4 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section contains forward-looking statements which are subject to certain risks and uncertainties. Future events and financial results may differ materially from those described herein, depending on such factors as are described herein, including without limitation those described under Item 1, "Certain Factors That May Affect the Company's Future Results of Operations." The following discussion should be read in conjunction with the selected financial data and the Consolidated Financial Statements and notes thereto.

    RESULTS OF OPERATIONS. The following tables set forth items in the Consolidated Statement of Operations as a percentage of net sales for each of the three fiscal years in the period ended June 27, 1998, and the year-to-year percentage change (where applicable) in the dollar amounts of certain items in fiscal 1998 and 1997 (in thousands, except per share and ratio data):

                                                                                    JUNE 27,     JUNE 28,     JUNE 29,
PERCENTAGE OF NET SALES                                                               1998         1997         1996
---------------------------------------------------------------------------------  -----------  -----------  -----------
Net sales........................................................................       100.0%       100.0%       100.0%
Cost of sales....................................................................        56.0         69.7         60.6
                                                                                        -----        -----        -----
Gross profit.....................................................................        44.0         30.3         39.4
Operating expenses:
  Research and development.......................................................        13.5         15.8         10.1
  Selling, general and administrative............................................        26.4         39.9         23.4
  Restructuring and other costs..................................................      --              3.9       --
                                                                                        -----        -----        -----
Income (loss) from operations....................................................         4.1        (29.3)         5.9
Interest and other expense, net..................................................        (0.3)        (1.5)        (0.7)
                                                                                        -----        -----        -----
Income (loss) before provision for income taxes and cumulative effect of change
  in accounting principle........................................................         3.8        (30.8)         5.2
Provision for income taxes.......................................................         0.1          3.5          0.1
                                                                                        -----        -----        -----
Income (loss) before cumulative effect of change in accounting principle.........         3.7        (34.3)         5.1
Cumulative effect of change in accounting principle..............................      --            (11.1)      --
                                                                                        -----        -----        -----
Net income (loss)................................................................         3.7%       (45.4)%        5.1%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

                                                              1998       CHANGE        1997       CHANGE       1996
                                                            ---------  -----------  ----------  -----------  ---------
Net sales.................................................  $  36,789         (16)% $   43,620         (39)% $  71,536
Gross profit..............................................  $  16,192          23%  $   13,208         (53)% $  28,213
Operating expenses........................................  $  14,705         (43)% $   25,978           8%  $  24,008
Net income (loss).........................................  $   1,344         N/A   $  (19,787)        N/A   $   3,626
Basic net income (loss) per share.........................  $    0.10         N/A   $    (1.56)        N/A   $    0.29
Diluted net income (loss) per share.......................  $    0.10         N/A   $    (1.56)        N/A   $    0.27

FISCAL 1998 COMPARED TO FISCAL 1997

    The following table sets forth net sales and gross profit for fiscal 1998 and 1997 (in millions):

                                                                                   YEAR ENDED
                                                                            ------------------------
                                                                             JUNE 27,     JUNE 28,
                                                                               1998         1997
                                                                            -----------  -----------
NET SALES:
  Retail/Distribution.....................................................   $    26.2    $    32.3
  OEM.....................................................................        10.6         11.3
                                                                                 -----        -----
    Total net sales.......................................................   $    36.8    $    43.6
                                                                                 -----        -----
                                                                                 -----        -----
GROSS PROFIT..............................................................   $    16.2    $    13.2
                                                                                 -----        -----
                                                                                 -----        -----

    NET SALES. Net sales were $36.8 million for fiscal 1998, a decrease of $6.8 million, or 15.7%, from fiscal 1997. International net sales represented 31.2% of net sales for fiscal 1998, compared to 29.4% for fiscal 1997.

    Net sales to the retail/distribution channel were $26.2 million during fiscal 1998, a decrease of $6.1 million, or 18.9%, from fiscal 1997. The decrease in net sales is due primarily to the discontinuance of the BRAVADO 1000 product, with net sales in fiscal 1997 of $5.9 million, as compared with $0.3 million in fiscal 1998. The Company anticipates that the introduction of new products during fiscal 1998 will have a positive effect on net sales for fiscal 1999.

    In January 1998, the Company began selling completely configured video production workstations directly to end-users, and in June 1998 through its dealer network, based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system. Net sales of workstations for fiscal 1998 were $0.7 million.

    In early April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solution with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats. These products are expected to ship in fiscal 1999.

    In late April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily. Net sales of BRAVADO 2000 for fiscal 1998 were $0.4 million.

    The volume and timing of recognition of revenue from distributors and orders received from other direct customers are difficult to forecast. Truevision's non-OEM customers generally do not place scheduled orders in advance and, as a result, backlog at the beginning of the year represents only a portion of the product sales anticipated in that year. Net sales and operating results therefore depend on the volume and timing of bookings received by the Company and sales made by distributors during the period, which are difficult to forecast. The absence of backlog has limited the Company's ability to predict appropriate production and inventory levels, which has had and could have in the future an adverse effect on operating results. Truevision's results of operations may fluctuate from quarter to quarter due to these and other factors, such as announcements by Truevision, its competitors or the manufacturers of platforms with which Truevision's products are used.

    OEM net sales were $10.6 million for fiscal 1998, a decrease of $0.7 million, or 6.2%, from fiscal 1997. OEM net sales for fiscal 1998 and 1997 included $1.5 million and $0.8 million, respectively, of engineering services revenue from product design and development agreements. In January 1998, the Company signed a letter of agreement with the Video Systems Division of Matsushita to design and develop enhancements to the DVCPRO-based TARGA 2000 RTX product line, including incorporation of Matsushita's advanced DV technology. OEM net sales for fiscal 1998 included revenue of $1.0 million pursuant to this agreement.

    GROSS PROFIT. The Company had a gross profit of $16.2 million, or 44.0% of net sales, for fiscal 1998 compared to gross profit of $13.2 million, or 30.3% of net sales, during fiscal 1997. The Company's gross margins increased in fiscal 1998 due to the Company's focus on higher margin products, results of restructured operations and better inventory management. Additionally, the Company recorded costs in fiscal 1997 related to absorption of period expenses over a lower sales base and inventory valuation adjustments. The gross profit for fiscal 1998 and 1997 included revenue from license fees and engineering services for the periods.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $5.0 million, or 13.5% of net sales, for fiscal 1998, compared to $6.9 million, or 15.8% of net sales, for fiscal 1997. Research and development expenses for fiscal 1998 decreased $1.9 million, or 27.9%, primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges-- Fiscal 1997" below).

    The Company believes that continued investment in research and development is critical to its future growth and its competitive position in the video products market and is directly related to timely development of new and enhanced products. The Company, therefore, may incur increased research and development spending in future periods. Because of the inherent uncertainty of development projects, there can be no assurance that increased research and development efforts will result in successful product introductions or enable Truevision to maintain or increase sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9.7 million, or 26.4% of net sales, for fiscal 1998, compared to $17.4 million, or 39.9% of net sales, for fiscal 1997. Selling, general and administrative expenses for fiscal 1998 decreased $7.7 million, or 44.1%, primarily due to reduced expense levels from the implementation of the Company's restructuring plan (see "Special Charges--Fiscal 1997" below), which also included a reduction in the Company's sales and marketing promotions in fiscal 1998. Although the Company has reduced its sales and marketing promotions in fiscal 1998 and believes that it is sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain or increase its current level of sales.

    OTHER EXPENSE, NET. Other expense, net, for fiscal 1998 of $0.2 million is comprised primarily of interest expense, net of interest income, and charges not related to operations.

    INCOME TAXES. In the fourth quarter of fiscal 1997, the Company recorded a provision for income taxes of $1.5 million to fully reserve for deferred tax assets because management determined at that time that the future realization of these deferred tax assets was uncertain. At June 27, 1998, the Company had gross deferred tax assets of $21.2 million relating primarily to net operating loss carryforwards. These deferred tax assets have been fully reserved due to the uncertainty of future realization of the net operating loss carryforwards. A provision for income taxes of $42,000 was recorded for fiscal 1998, which represented federal and state alternative minimum taxes.

FISCAL 1997 COMPARED TO FISCAL 1996

    On September 27, 1996, the Company announced a change in its method of accounting for recognizing distributor revenue. As a result, the quarter ended September 28, 1996 included a $4.9 million, or $0.38 per share, charge for the cumulative effect of the change in accounting. For a more complete discussion, see "Accounting Change" below. The following table sets forth net sales and gross profit for fiscal 1997 and 1996. Note, the net sales and gross profit for fiscal 1996 is on a pro forma basis assuming the new method had been applied retroactively (in millions):

                                                                                   YEAR ENDED
                                                                            ------------------------
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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17.4 million for fiscal 1997, compared to $16.8 million for fiscal 1996. As a percentage of net sales, selling, general and administrative expenses were 39.9% for fiscal 1997, compared to a pro forma 25.4% for fiscal 1996. The increase of $0.6 million in fiscal 1997 was primarily due to start-up costs associated with launching the new signature VAR sales channel, which is being used to market the TARGA 2000 product line.

    OTHER EXPENSE, NET. Other expense, net, for fiscal 1997 was comprised primarily of charges associated with the discontinuance of the initial development of a separate computer system product line and residual expenses associated with the RasterOps product line. Other expense, net, for fiscal 1996 was comprised primarily of residual expenses associated with the RasterOps product line.

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

SPECIAL CHARGES

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 27, 1998, the Company had cash and cash equivalents of $5.0 million, an increase of $0.5 million from the $4.5 million at June 28, 1997. The increase in cash and cash equivalents during fiscal 1998 was as a result of $3.9 million provided by operations and $0.7 million from the proceeds of stock issuance under employee stock option and purchase programs. This increase was partially offset by the repayment of $3.7 million in borrowings under the line of credit in the first quarter of fiscal 1998. Working capital totaled $8.1 million at June 27, 1998, an increase of $3.1 million from $5.0 million at June 28, 1997. The increase in working capital during fiscal 1998 reflected the Company's profitability and improved balance sheet.

    Net cash provided by operations was $3.9 million during fiscal 1998 compared to $0.7 million used in fiscal 1997. During fiscal 1998, the Company generated cash flow from operations primarily due to net income of $1.3 million, a reduction in inventory of $3.2 million, an increase in accounts payable of $1.8 million, the non-cash effect from depreciation and amortization of $1.4 million, and a decrease in accounts receivable of $0.6 million. These factors were partially offset by an increase in prepaid expenses and other assets of $2.2 million, payments of $1.1 million related to the Company's restructuring plan (see "Special Charges--Fiscal 1997" above), a decrease in advances on inventory held by distributors of $0.6 million, and a decrease in other accrued liabilities of $0.6 million.

    The Company's products are sold to end users through dealers and other authorized resellers, (regional, national and international) distributors, mail order catalogs, OEMs and VARs. In fiscal 1998, distributor revenue accounted for $12.4 million, or 34% of the Company's net sales. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

    Net cash used in investing activities was $0.3 million during fiscal 1998, compared to $1.3 million during fiscal 1997. The Company spent approximately $0.4 million and $1.4 million for new equipment during fiscal 1998 and 1997, respectively. At June 27, 1998, the Company had no material commitments for the purchase of capital equipment.

    Net cash used by financing activities was $3.2 million during fiscal 1998, compared to $0.4 million provided during fiscal 1997. In the first quarter of fiscal 1998, the Company repaid $3.7 million in borrowings under the line of credit.

    At June 27, 1998, the Company had a line of credit with a commercial bank that included financial and other covenants to be satisfied for borrowings to be permitted and that limited such borrowings to percentages of accounts receivable and inventory. The primary financial covenant of the line of credit was a tangible net worth covenant. The Company was in compliance with all of the covenants at June 27, 1998, although, the Company has in the past been in violation of certain of the covenants. In each instance, a waiver of such violations was obtained from the bank. There were no borrowings outstanding under the line at June 27, 1998. The Company's credit agreement effective at June 27, 1998 expired on September 19, 1998, however, the Company has received a written commitment for a new one year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenants of the new line of credit relate to quick ratio, tangible net worth, debt to tangible net worth and profitability. If the Company were unable to access the line of credit as required, its business, financial position and results of operations could be materially adversely affected.

    The Company's cumulative operating losses in prior years resulted in the need to address the Company's liquidity position. Truevision's plans included cost reductions (see "Special Charges--Fiscal 1997" above), and the introduction of new products during fiscal 1998. Management has also developed production, sales and financing plans that they believe will result in continued improved performance in fiscal 1999. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 26, 1999.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with a presentation of "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS and is computed similarly to fully diluted EPS under the provisions of Accounting Principles Board Opinion No. 15 "Earnings per Share". Basic EPS and diluted EPS for the year ended June 27, 1998, calculated in accordance with SFAS No. 128, are the same as net income per common share computed using the prior rules.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 is not anticipated to have a material impact on the Company's financial statements.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to disclose certain operating and financial information by business segment in their annual and interim financial statements. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The business segment disclosures of the Company determined in accordance with SFAS No. 131 are the same as those determined using the prior rules and, therefore, adoption of SFAS No. 131 is not anticipated to have a material impact on the Company's financial statements.

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

IMPACT OF YEAR 2000

    Like many other companies, Year 2000 computer issues create certain risks for Truevision. If the Company's internal management information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal systems, the Company has initiated a program to evaluate its internal systems. Assessment and remediation are proceeding in parallel and the Company currently plans to have changes to these information systems completed and tested by January 1999. These activities are intended to encompass all major categories of internal systems used by the Company, including manufacturing, sales and financial systems. An initial assessment indicates that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. Certain of the costs related to upgrades of such hardware and software systems are covered by ongoing maintenance agreements. Additional costs of purchasing, installing, modifying and testing the internal systems are not expected to exceed $250,000.

    To assist customers in evaluating their Year 2000 issues, the Company has completed a program to assess the capability of its current products to handle the Year 2000. The Company believes that all current products shipping, which run under Microsoft Windows NT, Windows 95/98 or Apple Macintosh OS, are "Year 2000 Compliant." Testing of older products, which are no longer shipping, will not be performed. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

    Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through calendar year 1999 and thereafter. As used by Truevision, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Truevision product properly exchanges date data with the Truevision product. There can be no assurance that (i) third party technologies used in combination with Truevision products will be Year 2000 Compliant and (ii) Truevision products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than Truevision will be Year 2000 Compliant. The costs incurred to date related to these programs have not been material. The cost which will be incurred by the Company regarding the testing of current products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $100,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

A. CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          26
Consolidated Balance Sheets--June 27, 1998 and June 28, 1997...............................................          27
Consolidated Statements of Operations--Three years ended June 27, 1998.....................................          28
Consolidated Statements of Stockholders' Equity--Three years ended June 27, 1998...........................          29
Consolidated Statements of Cash Flows--Three years ended June 27, 1998.....................................          30
Notes to Consolidated Financial Statements.................................................................          31

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Truevision for the three years ended June 27, 1998 is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Truevision.

SCHEDULE                                                                                                        PAGE
-----------------------------------------------------------------------------------------------------------     -----
II--Valuation and Qualifying Accounts......................................................................          50

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Truevision, Inc.

    In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Truevision, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 4 to the Consolidated Financial Statements, during the year ended June 28, 1997, the Company changed its method of recognizing revenue.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 13, 1998

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                             JUNE 27,    JUNE 28,
                                                                                               1998        1997
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,973  $    4,549
  Accounts receivable, less allowance for doubtful accounts
    of $141 and $338 (Note 4).............................................................       3,911       4,630
  Inventory (Note 2)......................................................................       4,551       7,746
  Prepaid expenses and other assets.......................................................       2,754         555
  Income taxes receivable.................................................................          32          73
                                                                                            ----------  ----------
      Total current assets................................................................      16,221      17,553
Property and equipment, net (Note 3)......................................................       1,721       2,757
Other assets..............................................................................         112         178
                                                                                            ----------  ----------
      Total assets........................................................................  $   18,054  $   20,488
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 6).................................................................  $       --  $    3,738
  Accounts payable........................................................................       4,285       2,475
  Accrued employee compensation...........................................................       1,334       1,492
  Accrued restructuring and other costs (Note 5)..........................................         403       1,531
  Advances on inventory held by distributors (Note 4).....................................          49         644
  Other accrued liabilities...............................................................       2,004       2,581
  Current portion of long-term obligations (Note 10)......................................          46          65
                                                                                            ----------  ----------
      Total current liabilities...........................................................       8,121      12,526
Long-term obligations (Note 10)...........................................................          44          86
                                                                                            ----------  ----------
      Total liabilities...................................................................       8,165      12,612
                                                                                            ----------  ----------
Commitments and contingencies (Note 10)
Stockholders' equity (Note 8):
  Preferred Stock, no par value: 2,000,000 shares authorized; none issued or
    outstanding...........................................................................      --          --
  Common Stock, $0.001 par value: 25,000,000 shares authorized; 13,038,000 and 12,728,000
    shares issued and outstanding.........................................................      53,684      53,015
  Accumulated deficit.....................................................................     (43,795)    (45,139)
                                                                                            ----------  ----------
Total stockholders' equity................................................................       9,889       7,876
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $   18,054  $   20,488
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             YEAR ENDED
                                                                                  --------------------------------
                                                                                  JUNE 27,    JUNE 28,   JUNE 29,
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
Net sales (Note 4)..............................................................  $  36,789  $   43,620  $  71,536
Cost of sales...................................................................     20,597      30,412     43,323
                                                                                  ---------  ----------  ---------
Gross profit....................................................................     16,192      13,208     28,213
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Operating expenses:
  Research and development......................................................      4,976       6,899      7,247
  Selling, general and administrative...........................................      9,729      17,399     16,761
  Restructuring and other costs (Note 5)........................................     --           1,680     --
                                                                                  ---------  ----------  ---------
  Total operating expenses......................................................     14,705      25,978     24,008
                                                                                  ---------  ----------  ---------
Income (loss) from operations...................................................      1,487     (12,770)     4,205
Other expense, net..............................................................        (25)       (471)      (324)
Interest expense................................................................       (208)       (297)      (229)
Interest income.................................................................        132         119         84
                                                                                  ---------  ----------  ---------
Income (loss) before provision for income taxes and cumulative effect of change
  in accounting principle.......................................................      1,386     (13,419)     3,736
Provision for income taxes (Note 7).............................................         42       1,510        110
                                                                                  ---------  ----------  ---------
Income (loss) before cumulative effect of change in accounting principle........      1,344     (14,929)     3,626
Cumulative effect of change in accounting principle (Note 4)....................     --          (4,858)    --
                                                                                  ---------  ----------  ---------
Net income (loss)...............................................................  $   1,344  $  (19,787) $   3,626
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Basic earnings per share:
  Income (loss) before cumulative effect of change in accounting principle......  $    0.10  $    (1.18) $    0.29
  Cumulative effect of change in accounting principle...........................  $  --      $    (0.38) $  --
  Net income (loss) per share...................................................  $    0.10  $    (1.56) $    0.29
Diluted earnings per share:
  Income (loss) before cumulative effect of change in accounting principle......  $    0.10  $    (1.18) $    0.27
  Cumulative effect of change in accounting principle...........................  $  --      $    (0.38) $  --
  Net income (loss) per share...................................................  $    0.10  $    (1.56) $    0.27
Weighted average common share and equivalents:
  Basic.........................................................................     12,893      12,694     12,403
  Diluted.......................................................................     13,246      12,694     13,535

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        THREE YEARS ENDED JUNE 27, 1998
                                 (IN THOUSANDS)

                                                        COMMON STOCK                     CUMULATIVE       TOTAL
                                                    --------------------  ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                                     SHARES     AMOUNT      DEFICIT      ADJUSTMENT       EQUITY
                                                    ---------  ---------  ------------  -------------  ------------
BALANCES AT JULY 1, 1995..........................     11,587  $  47,657   $  (28,978)    $    (152)    $   18,527
Issuance of Common Stock to investors, net........        650      3,504       --            --              3,504
Exercise of Common Stock options..................        329      1,283       --            --              1,283
Issuance of Common Stock in connection with
  Employee Stock Purchase Plan....................         63        236       --            --                236
Currency translation adjustment...................     --         --           --               (73)           (73)
Net income........................................     --         --            3,626        --              3,626
                                                    ---------  ---------  ------------        -----    ------------
BALANCES AT JUNE 29, 1996.........................     12,629     52,680      (25,352)         (225)        27,103
Exercise of Common Stock options..................         25         68       --            --                 68
Issuance of Common Stock in connection with
  Employee Stock Purchase Plan....................         74        267       --            --                267
Currency translation adjustment...................     --         --           --               225            225
Net loss..........................................     --         --          (19,787)       --            (19,787)
                                                    ---------  ---------  ------------        -----    ------------
BALANCES AT JUNE 28, 1997.........................     12,728     53,015      (45,139)       --              7,876
Exercise of Common Stock options..................        211        493       --            --                493
Issuance of Common Stock in connection with
  Employee Stock Purchase Plan....................         99        176       --            --                176
Currency translation adjustment...................     --         --           --            --             --
Net income........................................     --         --            1,344        --              1,344
                                                    ---------  ---------  ------------        -----    ------------
BALANCES AT JUNE 27, 1998.........................     13,038  $  53,684   $  (43,795)    $  --         $    9,889
                                                    ---------  ---------  ------------        -----    ------------
                                                    ---------  ---------  ------------        -----    ------------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                                  --------------------------------
                                                                                  JUNE 27,    JUNE 28,   JUNE 29,
                                                                                    1998        1997       1996
                                                                                  ---------  ----------  ---------
OPERATING CASH FLOWS:
Net income (loss)...............................................................  $   1,344  $  (19,787) $   3,626
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
  Cumulative effect of change in accounting principle...........................     --           4,858     --
  Provision for doubtful accounts...............................................        100         182        402
  Depreciation and amortization.................................................      1,431       2,382      1,755
  Loss on disposal of fixed assets..............................................         39          92        108
  Deferred income taxes.........................................................     --           1,513     --
  Other.........................................................................     --             225        (73)
Changes in assets and liabilities:
  Accounts receivable...........................................................        619       2,530     (7,089)
  Inventory.....................................................................      3,166       6,724        555
  Prepaid expenses and other assets.............................................     (2,195)        707      2,633
  Income taxes receivable.......................................................         41         157         69
  Accounts payable..............................................................      1,810      (3,813)    (2,868)
  Accrued employee compensation.................................................       (158)        951       (137)
  Accrued restructuring and other costs.........................................     (1,128)      1,531     --
  Advances on inventory held by distributors....................................       (595)        644     --
  Other accrued liabilities.....................................................       (577)        416     (1,671)
  Accrued litigation settlement.................................................     --          --         (6,600)
                                                                                  ---------  ----------  ---------
Net cash provided (used) in operating activities................................      3,897        (688)    (9,290)
                                                                                  ---------  ----------  ---------
INVESTING CASH FLOWS:
Acquisitions of property and equipment..........................................       (316)     (1,007)    (1,268)
Acquisitions of other assets....................................................     --            (250)       (30)
                                                                                  ---------  ----------  ---------
Net cash used in investing activities...........................................       (316)     (1,257)    (1,298)
                                                                                  ---------  ----------  ---------
FINANCING CASH FLOWS:
Borrowings (payments) on line of credit, net....................................     (3,738)        301      1,753
Payments on debt obligations....................................................        (88)       (243)      (464)
Issuance of common stock, net...................................................        669         335      5,023
                                                                                  ---------  ----------  ---------
Net cash provided (used) by financing activities................................     (3,157)        393      6,312
                                                                                  ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................        424      (1,552)    (4,276)
Cash and cash equivalents, beginning of year....................................      4,549       6,101     10,377
                                                                                  ---------  ----------  ---------
Cash and cash equivalents, end of year..........................................  $   4,973  $    4,549  $   6,101
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year:
  Interest......................................................................  $     223  $      297  $     229
  Income taxes..................................................................  $       3  $       82  $      17
Noncash investing and financing activities:
  Property and equipment acquired under capital leases..........................  $      27  $   --      $     613
  Property and equipment transferred from inventory.............................  $      29  $      370  $     431

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    Truevision designs, develops, manufactures and markets professional quality digital video products for Windows and Macintosh compatible computers and operating systems. The Company's products are sold throughout the United States as well as internationally, primarily in Europe and the Pacific Rim. Truevision's principal facilities are located in Santa Clara, California and Indianapolis, Indiana, and the Company maintains its headquarters in Santa Clara, California.

    BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the financial statements of Truevision and its wholly-owned subsidiaries, after elimination of the intercompany accounts and transactions. The Company's fiscal calendar and its operating year ends on the Saturday closest to June 30.

    LIQUIDITY AND FUTURE CAPITAL NEEDS.

    The Company's cumulative operating losses in prior years, combined with declining revenues, result in uncertainty about the Company's future viability. Truevision has implemented various actions and plans to improve liquidity including cost reductions (during the quarter ended June 28, 1997, the Company recorded a charge for restructuring of $1,680,000, see Note 5--Restructuring and Other Costs). The implementation of these production, sales and financing plans, and the introduction of new products resulted in profitability for fiscal 1998. Management believes that these plans, when coupled with recently renewed credit facilities (see Note 6--Line of Credit), will enable Truevision to continue as a going concern at least through June 26, 1999.

    MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS

    The Company's preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    INVENTORY

    Inventory is stated at the lower of cost or market; cost is determined on a first-in, first-out basis, and includes materials, labor and overhead.

    TRANSFER TO CONTRACT MANUFACTURER

    In connection with outsourcing manufacturing activities, the company transferred $1.5 million of component parts inventories to one of its contract manufacturers. Revenue was not recognized upon the transfer of component parts inventory to the contractor; the amount receivable for the transferred inventory is included in prepaid and other assets in the balance sheet. The company maintains a security interest in the inventory and has agreed to reimburse the contractor for parts which become obsolete.

Based on the Company's projected usage of the inventory, the Company expects to receive payment for substantially all of the inventory by June 30, 1999.

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

    REVENUE RECOGNITION

    Revenue from product sales to dealers, OEMs, VARs and end users is recognized upon shipment, provided no significant obligations remain and collectibility is probable. The Company grants limited rights of return based on negotiations with individual customers, and generally such rights are based on volume purchases. Reserves for sales returns and warranty obligations are based on historical information and other related factors, and are provided at the time revenue is recognized. Revenue from shipments to distributors is not recognized until the product is shipped by the distributors. Revenues from license fees under product license agreements is recognized when earned. Revenue from nonrecurring engineering services is recognized using the percentage of completion method based on costs incurred to date as a percentage of total estimated costs at completion.

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

    CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents, primarily checking and money market accounts, with high credit-quality financial institutions and does not believe that any significant credit risk is associated with these financial instruments at June 27, 1998. The Company has net accounts receivable from customers located primarily in the United States, Europe, and Asia/Pacific and other geographic areas of $2,762,000, $371,000 and $778,000, respectively. The Company performs various evaluations of its customers' financial condition and credit worthiness, and maintains an allowance for uncollectable accounts receivable based upon expected collectibility of all accounts receivable. The Company believes the recorded value of financial instruments approximate fair value at each balance sheet date.

    STOCK BASED COMPENSATION

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The Company has presented earnings per share for all periods in accordance with the new standard. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands, except per share data:

                                                                         YEAR ENDED
                                                              --------------------------------
                                                               JUNE 27    JUNE 28    JUNE 29,
                                                                1998        1997       1996
                                                              ---------  ----------  ---------
Net income (loss)...........................................  $   1,344  $  (19,787) $   3,626
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------
Weighted average shares outstanding--basic..................     12,893      12,694     12,403
Dilutive options............................................        353      --          1,132
                                                              ---------  ----------  ---------
Weighted average shares outstanding--diluted................     13,246      12,694     13,535
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------
Earnings per share
  Basic.....................................................  $    0.10  $    (1.56) $    0.29
  Dilutive effect of outstanding options....................       0.00        0.00      (0.02)
                                                              ---------  ----------  ---------
  Diluted...................................................  $    0.10  $    (1.56) $    0.27
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    Options and warrants to purchase 277,550, 808,324 and 939,500 shares of common stock were outstanding at the end of fiscal 1998, 1997 and 1996, respectively, but were not included in the computations of Diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, or because the Company's net loss per share would have decreased.

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Adoption of SFAS No. 130 is not anticipated to have a material effect on the Company's financial statements.

    SEGMENT INFORMATION

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public companies to disclose certain operating and financial information by business segment in their annual and interim financial statements. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The business segment disclosures of the Company determined in accordance with SFAS No. 131 are the same as those determined using the prior rules and, therefore, adoption of SFAS No. 131 is not anticipated to have a material impact on the Company's financial statements.

NOTE 2. INVENTORY

    A summary of inventory follows (in thousands):

                                                                           JUNE 27,   JUNE 28,
                                                                             1998       1997
                                                                           ---------  ---------
Purchased parts and subassemblies........................................  $     398  $   2,675
Work-in-progress.........................................................      2,398      2,039
Finished goods...........................................................      1,125      2,031
Finished goods held by distributors......................................        630      1,001
                                                                           ---------  ---------
  Total..................................................................  $   4,551  $   7,746
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 3. PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                                                           JUNE 27,   JUNE 28,
                                                                             1998       1997
                                                                           ---------  ---------
Computer equipment and machinery.........................................  $   8,298  $   9,535
Furniture and fixtures...................................................        688        775
Leasehold improvements...................................................        111        111
                                                                           ---------  ---------
Subtotal.................................................................      9,097     10,421
Less: accumulated depreciation...........................................     (7,376)    (7,664)
                                                                           ---------  ---------
  Total..................................................................  $   1,721  $   2,757
                                                                           ---------  ---------
                                                                           ---------  ---------

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

NOTE 5. RESTRUCTURING AND OTHER COSTS

    During the quarter ended June 28, 1997, the Company recorded a charge for restructuring of $1.7 million. This charge primarily consisted of costs associated with downsizing facilities and reduction in headcount. Also, as a result of the Company's decision to close its European offices, the restructuring charge included costs associated with lease terminations and write-off of fixed assets for the sales offices located in France and the United Kingdom, and the write-off of the cumulative translation adjustment.

    At June 28, 1997, the accrued restructuring and other costs reserve balance was $1.5 million. In fiscal 1998, these reserves were used to offset severance payments of $0.4 million, non-utilized facilities costs of $0.6 million and European office closure costs of $0.1 million. The remaining balance of $0.4 million at June 27, 1998 is expected to be utilized during fiscal 1999.

NOTE 6. LINE OF CREDIT

    In September 1998, the Company received a commitment for a new one year bank revolving line of credit ("the Credit Agreement") which consists of a $5,000,000 revolving line of credit facility ("Facility A") and a $2,000,000 EXIM backed revolving line of credit facility ("Facility B"). This Credit Agreement replaced the Company's previous $7,000,000 bank revolving line of credit agreement. Under Facility A, borrowings are available up to $5,000,000 based on domestic eligible invoiced receivables. Under Facility B, borrowings are available up to $2,000,000 based on foreign eligible invoiced receivables and export finished goods and channel inventory (borrowings on inventory are capped at a maximum of $1,000,000). This Credit Agreement provides for interest based on the bank's prime rate plus 0.50% and 0.25% for borrowings under Facility A and Facility B, respectively. The Credit Agreement contains various financial covenants including maintaining certain financial ratios and tests. The primary financial ratios include quick ratio, debt to tangible net worth and profitability covenants. Borrowings under the Credit Agreement are collateralized by the Company's assets.

    At June 27, 1998, the Company had no borrowings under the existing revolving line of credit agreement, and was in compliance with the financial covenant regarding tangible net worth. Interest on borrowings was based on the banks prime rate plus 2.00% per annum.

NOTE 7. INCOME TAXES

    The components of the provision for income taxes are as follows (in thousands):

                                                                   JUNE 27,     JUNE 28,     JUNE 29,
                                                                     1998         1997         1996
                                                                  -----------  -----------  -----------
Current tax expense:
  Federal.......................................................   $      37    $      --    $      80
  State.........................................................           5       --               30
  Foreign.......................................................      --               (3)      --
                                                                         ---   -----------       -----
    Subtotal....................................................          42           (3)         110
                                                                         ---   -----------       -----
Deferred tax expense:
  Federal.......................................................      --            1,513       --
  State.........................................................      --           --           --
                                                                         ---   -----------       -----
    Subtotal....................................................      --            1,513       --
                                                                         ---   -----------       -----
      Total.....................................................   $      42    $   1,510    $     110
                                                                         ---   -----------       -----
                                                                         ---   -----------       -----

    Deferred tax assets consist of the following (in thousands):

                                                             JUNE 27,    JUNE 28,    JUNE 29,
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Reserves and nondeductible expenses.......................  $    3,500  $    4,658  $    1,800
Credit carryovers.........................................       1,400       1,451       1,468
Net operating loss carryforwards..........................      16,250      16,400      14,200
                                                            ----------  ----------  ----------
  Gross deferred tax assets...............................      21,150      22,509      17,468
Valuation allowance.......................................     (21,150)    (22,509)    (15,955)
                                                            ----------  ----------  ----------
    Total net deferred tax assets.........................  $        0  $        0  $    1,513
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    At June 27, 1998, the Company had gross deferred tax assets of $21,150,000 relating primarily to net operating loss carryforwards. These deferred tax assets have been fully reserved due to the uncertainty of future realization of the net operating loss carryforwards. In the fourth quarter of fiscal 1997, the Company recorded a provision for income taxes of $1,513,000 to fully reserve for deferred tax assets.

    The Company has approximately $44,000,000 of net operating loss and credit carryforwards that expire beginning in 2009. Utilization of operating losses may be limited due to changes in ownership under Section 382 of the Internal Revenue Code of 1986, as amended.

    The difference between the effective income tax rate and the applicable U.S. statutory rate is as follows:

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Federal statutory rate................................................       34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit........................        6.1        6.1        6.1
Decrease in valuation allowance.......................................      (37.0)     (40.1)     (37.2)
                                                                        ---------  ---------  ---------
    Total.............................................................        3.1%         0%       2.9%
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

NOTE 8. STOCKHOLDERS' EQUITY

    COMMON STOCK

    In June 1995 the Company issued 2,000,000 shares of Common Stock in a private placement to investors in exchange for cash of $4.43 per share; the net proceeds from the sale were approximately $8,428,000. As part of the sale of shares to the investors, the Company issued warrants to the investors for the purchase of 500,000 additional shares of Common Stock and also issued a warrant to the placement agent of the private placement for the purchase of 135,824 shares of Common Stock. The purchase price of each share issuable upon exercise of each warrant is $5.22. The expiration date of the warrants was June 19, 1998, however, the Board of Directors has approved a one year extension, subject to certain conditions. Additionally, on August 8, 1995 the Company issued an additional 650,000 shares of its Common Stock in a private placement to investors for $6.26 per share; the net proceeds from the sale were approximately $3,500,000. The proceeds were used primarily to fund the settlement of the Company's stockholder class action lawsuit.

    In October 1994, the Company issued a warrant to the Company's president and chief executive officer for the purchase of 400,000 shares of Common Stock. 25% of the warrant vested in January, 1995, and 6,666.67 shares per month vests thereafter. The purchase price of each share issuable upon exercise of the warrant is $2.75 and, as of June 27, 1998, a total of 380,000 shares of the Company's Common Stock may be purchased under the warrant.

    In June 1993, the Company, as part of the sale of shares to an investor, issued a warrant to the investor for the purchase of up to such number of additional shares of Common Stock such that the aggregate investor holding of Common Stock, acquired directly from the Company as of the date of any such purchase, will not exceed 19.99% of the then issued and outstanding Common Stock of the Company. The purchase price of each share issuable upon exercise of the rights under the warrant was $9. The warrant expired on June 7, 1996.

    AMENDED 1988 INCENTIVE STOCK PLAN

    The Company's Amended 1988 Incentive Stock Plan (the "Old Option Plan") was approved by the Board of Directors and ratified by the stockholders in 1988. Under the Old Option Plan, shares of Common Stock have been reserved for issuance to employees and consultants of the Company, as approved by the Board of Directors. Amendments increasing the number of shares reserved for issuance under the Old Option Plan were adopted by the Board of Directors and ratified by the stockholders in each year thereafter for an aggregate of 4,241,300 shares reserved for issuance under the Old Option Plan. The Old Option Plan, which expired in February 1998, provided for incentive as well as non-statutory stock options and stock purchase rights.

    Options and stock purchase rights under the Old Option Plan are granted at prices determined by the Board, subject to certain conditions more fully described in the Option Plan. Generally, these conditions specify floor prices for the grants ranging from 85% to 110% of the fair market value of the stock at the date of the grant, as determined by the Board, based upon the type of the award and the number of shares of Common Stock held by the grantees at the date of the award. No options have been granted at exercise prices less than 100% of such fair market value at the date of grant. Options granted under the Old Option Plan expire over ten years.

    Options granted generally vest 25% one year after issuance and 1/48th each month thereafter for 36 months. Options are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the Old Option Plan will terminate within a period set by the Board after termination of employment.

    In April 1997, the Company offered employees the opportunity to participate in an option repricing program. Under the program, each employee could elect on or before April 30 that 90% of his or her existing option issued under the Old Option Plan be converted into a repriced option, subject to final approval by the Compensation Committee of the Company's Board of Directors. The per share exercise price of each repriced option would be equal to the fair market value of the Company's Common Stock on the conversion date (on or about May 2, 1997). All repriced options have a vesting start date identical to that of the converted option, but the vesting schedule of the repriced option would be forty-two months instead of the forty-eight months vesting schedule of the converted option. On May 2, 1997, the option repricing program and the options selected for conversion under the program were approved by the Compensation Committee. On such date, the fair market value of the Company's Common Stock was $2.16 and options to purchase 2,302,179 shares at a weighted average exercise price of $4.99 per share were converted into repriced options to purchase 2,059,460 shares.

    As of June 27, 1998, no new options can be issued and options to purchase 1,807,489 shares of Common Stock are outstanding under the Old Plan, 848,444 of which are exercisable.

    AMENDED AND RESTATED 1991 DIRECTOR OPTION PLAN

    The Company's Amended and Restated 1991 Director Option Plan (the "Plan") was adopted by the Board of Directors in July 1991 and was subsequently amended by the Board in October 1991, July 1992 and September 1995. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. A total of 150,000 shares of Common Stock were originally reserved for issuance under the Plan. An amendment increased the number of shares to 250,000 shares. Under the terms of the Plan, (i) non-employee directors who were members of the Board on July 25, 1991 received an option to purchase 10,000 shares of Common Stock, which options became exercisable at the rate of 25% per year for four years following July 1, 1991, (ii) each non-employee director who becomes a member of the Board after July 25, 1991, will receive an option on the date that such director first becomes a member of the Board to purchase 10,000 shares of Common Stock, which option shall become exercisable at the rate of 25% per year for four years following the date of grant and (iii) each non-employee director who is a member of the Board immediately before the Company's Annual Meeting and remains a member of the Board immediately after such Annual Meeting, shall receive on the date of the Annual Meeting, for so long as such non-employee director remains a member of the Board, an additional option to purchase 2,500 shares of Common Stock subject to four year vesting from the date of grant similar to the vesting provisions set forth above. Options granted under the Plan have a term of ten years. As of June 27, 1998, options to purchase 110,000 shares of Common Stock are outstanding under the Plan, 74,375 of which are exercisable.

    1997 EQUITY INCENTIVE PLAN

    The Company's 1997 Equity Incentive Plan (the "Incentive Plan") was approved by the Board of Directors in December 1997 and ratified by the stockholders in April 1998. Under the Incentive Plan, 600,000 shares of Common Stock have been reserved for issuance to employees, directors, and consultants of the Company, as approved by the Board of Directors. The Incentive Plan, which expires in December 2007, provides for incentive as well as non-statutory stock options and stock purchase rights.

    Options and stock purchase rights under the Incentive Plan are granted at prices determined by the Board, subject to certain conditions more fully described in the Incentive Plan. Generally, these conditions specify floor prices for the grants ranging from 85% to 110% of the fair market value of the stock at the date of the grant, as determined by the Board, based upon the type of the award and the number of shares of Common Stock held by the grantees at the date of the award. No options have been granted at exercise prices less than 100% of such fair market value at the date of grant. Options granted under the Incentive Plan expire over ten years.

    Options granted generally vest 25% one year after issuance and 1/48th each month thereafter for 36 months. Options are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. In addition, the outstanding options issued under the Incentive Plan will terminate within a period set by the Board after termination of employment.

    As of June 27, 1998, options to purchase 186,400 shares of Common Stock were outstanding under the Incentive Plan, none of which were exercisable.

    The activity under the option plans, combined, was as follows:

                                                                       SHARES
                                                                      AVAILABLE   STOCK OPTIONS   EXERCISE PRICE
                                                                      FOR GRANT    OUTSTANDING      PER SHARE
                                                                     -----------  -------------  ----------------
BALANCES AT JULY 1, 1995...........................................      474,518     1,749,471
Increase in number of shares authorized............................      615,000       --
Options granted....................................................   (1,039,250)    1,039,250     $4.12 - $ 9.25
Options exercised..................................................      --           (329,706)    $1.87 - $ 7.75
Options canceled...................................................      236,654      (236,654)    $2.75 - $11.25
                                                                     -----------  -------------
BALANCES AT JUNE 29, 1996..........................................      286,922     2,222,361
Increase in number of shares authorized............................      600,000       --
Options granted....................................................   (2,880,706)    2,880,706     $1.94 - $ 6.75
Options exercised..................................................      --            (24,508)    $0.22 - $ 4.89
Options canceled...................................................    2,615,341    (2,615,341)    $2.16 - $10.00
                                                                     -----------  -------------
BALANCES AT JUNE 28, 1997..........................................      621,557     2,463,218
Increase in number of shares authorized............................    1,200,000       --
Shares unavailable due to cancellation of Old Option Plan..........   (1,383,960)      --
Options granted....................................................     (880,275)      880,275     $1.75 - $ 4.00
Options exercised..................................................      --           (210,937)    $0.22 - $ 2.75
Options canceled...................................................      996,278    (1,028,667)    $1.75 - $ 7.88
                                                                     -----------  -------------
BALANCES AT JUNE 27, 1998..........................................      553,600     2,103,889
                                                                     -----------  -------------
                                                                     -----------  -------------
SHARES EXERCISABLE AT JUNE 27, 1998................................                    922,819
                                                                                  -------------
                                                                                  -------------

    Information relating to stock options outstanding under the option plans, combined, at June 27, 1998 is as follows:

                                          OPTIONS OUTSTANDING
                              -------------------------------------------     OPTIONS EXERCISABLE
                                              WEIGHTED                     --------------------------
                                               AVERAGE        WEIGHTED                    WEIGHTED
                                              REMAINING        AVERAGE                     AVERAGE
                                NUMBER       CONTRACTUAL      EXERCISE       NUMBER       EXERCISE
                              OUTSTANDING       LIFE            PRICE      EXERCISABLE      PRICE
                              -----------  ---------------  -------------  -----------  -------------
Range of exercise prices:
$1.75 - $ 2.56                 1,952,875       8.9 years      $    2.07       836,852     $    2.16
$2.75 - $ 4.00                   113,514       7.6 years      $    3.39        53,467     $    3.05
$6.00 - $ 7.75                    27,500       5.6 years      $    6.91        22,500     $    6.75
$11.25 - $11.25                   10,000       4.1 years      $   11.25        10,000     $   11.25
                              -----------                                  -----------
                               2,103,889                                      922,819
                              -----------                                  -----------
                              -----------                                  -----------

    The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal years 1998, 1997 and 1996: annual dividend yield of 0.0% for all periods; weighted average interest rates of 5.93%, 6.42% and 5.83% for options granted during the fiscal years 1998, 1997 and 1996, respectively; weighted average option terms of 4 years for all periods; and expected volatility factors of 90%, 65% and 65% for fiscal years 1998, 1997 and 1996, respectively. The weighted average fair value of options granted during fiscal years 1998, 1997 and 1996 was $0.83, $1.10 and $4.17, respectively, per share.

    1990 EMPLOYEE STOCK PURCHASE PLAN

    In August 1990, the Board of Directors adopted an Employee Stock Purchase Plan which enables substantially all employees in the United States to subscribe to shares of Common Stock on semi-annual offering dates at a purchase price of 85% of the fair market value of the stock on the offering date or, if lower, 85% of the fair market value of the stock on the semi-annual exercise date. A maximum of 500,000 shares are authorized for subscription over a 20 year period. During fiscal years 1998, 1997 and 1996, there were 99,240, 74,119 and 63,023 shares, respectively, issued under the 1990 Employee Stock Purchase Plan.

    The Company has reserved such number of shares of Common Stock as necessary to cover shares issuable under options, warrants and the 1990 Employee Stock Purchase Plan.

    The fair value of each stock award is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal years 1998, 1997 and 1996: annual dividend yield of 0.0% for all periods; weighted average interest rates of 5.34%, 5.40 and 5.22% for stock awards granted during fiscal year 1998, 1997 and 1996, respectively; weighted average expected stock award terms of six months for all periods; and expected volatility factors of 75%, 65% and 65% for fiscal 1998, 1997 and 1996, respectively. The weighted average fair value of the stock awards granted during fiscal years 1998, 1997 and 1996 was $0.66, $1.47 and $1.89, respectively, per share.

    FAIR VALUE DISCLOSURES

    Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value of the options at the grant dates using the Black-Scholes model as provided by SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the fiscal years 1998, 1997 and 1996 would have been as follows (in thousands, except per share data):

                                                                             YEAR ENDED
                                                                ------------------------------------
                                                                 JUNE 27,     JUNE 28,    JUNE 29,
                                                                   1998         1997        1996
                                                                -----------  ----------  -----------
Net income (loss):
  As reported.................................................   $   1,344   $  (19,787)  $   3,626
  Pro forma...................................................   $     387   $  (21,896)  $   3,221
Basic net income (loss) per share:
  As reported.................................................   $    0.10   $    (1.56)  $    0.29
  Pro forma...................................................   $    0.03   $    (1.72)  $    0.26
Diluted net income (loss) per share:
  As reported.................................................   $    0.10   $    (1.56)  $    0.27
  Pro forma...................................................   $    0.03   $    (1.72)  $    0.24

    The pro forma amounts reflect compensation expenses related to fiscal 1998, 1997 and 1996 employee and director option grants and employee stock purchase plan awards only. In future years, the pro forma annual compensation expense may increase due to the additional expense associated with future grants combined with the expense associated with grants in prior years.

NOTE 9. INDUSTRY, GEOGRAPHIC AND CUSTOMER INFORMATION

    The Company operates in one industry segment, which is computer peripherals. The Company has no significant foreign assets or liabilities. Export sales by geographic area, as a percentage of net sales, for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 consisted of the following:

                                                                               YEAR ENDED
                                                                  -------------------------------------
                                                                   JUNE 27,     JUNE 28,     JUNE 29,
                                                                     1998         1997         1996
                                                                  -----------  -----------  -----------
Europe..........................................................        17.7%        12.4%        15.5%
Asia/Pacific....................................................        13.4         16.1          8.8
Other...........................................................         0.1          0.9          0.9
                                                                         ---          ---          ---
  Total.........................................................        31.2%        29.4%        25.2%
                                                                         ---          ---          ---
                                                                         ---          ---          ---

    During fiscal 1995, the Company entered into a three-year OEM agreement with a major customer under which the customer had agreed to make minimum aggregate purchases of certain products of $40,000,000 during calendar years 1995 through 1997. In the fourth quarter of fiscal 1996, the customer and the Company negotiated a fully paid license fee in the amount of $1,450,000 for the customer to manufacture certain products used by the customer, rather than purchase them from the Company. The Company did not in fiscal 1998 and fiscal 1997 and does not in the future expect to receive any further revenues or royalties resulting from the customer's manufacture and use of such products. The Company has no further obligations to the customer. This customer accounted for 2.6%, 1.2% and 35.9% of the Company's net sales during fiscal 1998, 1997 and 1996, respectively. No customers accounted for more than 10% of the Company's net sales in fiscal 1998. In fiscal 1997, the Company's largest domestic distributor, Ingram Micro, accounted for 11.0% of the Company's net sales. No customers accounted for more than 10% of the Company's net sales in fiscal 1996.

NOTE 10. COMMITMENTS AND CONTINGENCIES

    In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. The component is used in the majority of the Company's products and is currently available only from this supplier. The supplier is discontinuing the component and the purchase commitment represents the Company's anticipated usage requirements for the next three years. The inability to obtain sufficient quantities of this key component as required, or to develop an alternative component, could result in delays or reductions in product shipments to the Company's customers. However, the Company's future generation products, which are expected to be released within the next two years, will not require this component. At June 27, 1998 the Company has purchased approximately $0.7 million under this agreement.

    The Company occupies its principal facilities under non-cancelable leases expiring in March 2001 and August 2003. The Company is required to pay taxes, insurance and maintenance expenses for these facilities. The Company also leases other facilities and equipment under operating leases. Rent expense under non-cancelable operating leases, principally for the rental of office space, for the years ended June 27, 1998, June 28, 1997 and June 29, 1996 was $895,000, $1,101,000 and $1,070,000, respectively.

    Future minimum lease payments at June 27, 1998 under non-cancelable lease obligations are as follows (in thousands):

                                                                             CAPITAL     OPERATING
FISCAL YEAR ENDING                                                           LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1999.....................................................................   $      46    $     944
2000.....................................................................          31          946
2001.....................................................................          15          781
2002.....................................................................      --              286
2003.....................................................................      --              286
Years thereafter.........................................................      --               36
                                                                                  ---   -----------
Total minimum lease payments.............................................          92    $   3,279
                                                                                        -----------
                                                                                        -----------
Less: amount representing interest.......................................           2
                                                                                  ---
Present value of net minimum lease payments..............................          90
Less: current portion of capital lease obligations.......................          46
                                                                                  ---
  Capital lease obligations..............................................   $      44
                                                                                  ---
                                                                                  ---

    Capital leases are for manufacturing and office equipment. Capital lease property included in property, plant and equipment is as follows (in thousands):

                                                                             JUNE 27,     JUNE 28,
                                                                               1998         1997
                                                                            -----------  -----------
Computer equipment and machinery..........................................   $     254    $     338
Less: accumulated depreciation............................................        (116)        (106)
                                                                                 -----        -----
  Total...................................................................   $     138    $     232
                                                                                 -----        -----
                                                                                 -----        -----

    The Company, in the normal course of business, receives and makes inquiries with respect to possible patent infringements and other litigation. The Company believes that it is unlikely that the outcome of the patent infringement inquiries or other litigation will have a material adverse effect on the Company's financial position or results of operations.

NOTE 11. RELATED PARTY TRANSACTIONS

    During the quarter ended June 29, 1996, the Company's net sales included revenue of $957,000 from a 14.4% stockholder of the Company.

            QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               JUNE 27,    MARCH 28,   DECEMBER 27,  SEPTEMBER 27,
QUARTER ENDED                                                    1998        1998          1997          1997
-------------------------------------------------------------  ---------  -----------  ------------  -------------
FISCAL 1998
Net sales....................................................  $   8,654   $   8,004    $   10,039     $  10,092
Gross profit.................................................  $   3,834   $   3,621    $    4,502     $   4,235
Income from operations.......................................  $      30   $     252    $      759     $     446
Net income...................................................  $      37   $     245    $      710     $     352
Basic net income per share...................................  $    0.00   $    0.02    $     0.05     $    0.03
Diluted income per share.....................................  $    0.00   $    0.02    $     0.05     $    0.03


                                                               JUNE 28,    MARCH 29,   DECEMBER 28,  SEPTEMBER 28,
                                                                 1997        1997          1996          1996
                                                               ---------  -----------  ------------  -------------
FISCAL 1997
Net sales....................................................  $  10,757   $  11,904    $   10,911     $  10,048
Gross profit.................................................  $   2,145   $   4,226    $    4,161     $   2,676
Loss from operations.........................................  $  (7,396)  $  (1,337)   $     (680)    $  (3,357)
Cumulative effect of accounting change.......................  $  --       $  --        $   --         $  (4,858)
Net loss.....................................................  $  (8,926)  $  (1,462)   $     (983)    $  (8,416)
Basic net loss per share.....................................  $   (0.70)  $   (0.12)   $    (0.08)    $   (0.66)
Diluted loss per share.......................................  $   (0.70)  $   (0.12)   $    (0.08)    $   (0.66)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the registrant will file a definitive proxy statement pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") with the Securities and Exchange Commission; certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The information concerning the Company's directors required by this Item is incorporated by reference to the section entitled "Election of Directors--Nominees," "Certain Relationships and Related Transactions" and "Compliance with the Reporting Requirements Section 16(a)" in the Company's Proxy Statement.

(b) The information concerning the Company's executive officers required by this item is incorporated by reference to the section in Part I entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the sections entitled "Compensation of Directors," "Compensation of Executive Officers--Summary Compensation Table," "Option Grants In Last Fiscal Year," "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values," "Employment Agreements" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the section entitled "Security Ownership Of Certain Beneficial Owners And Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the section entitled "Election of Directors--Information Concerning Nominees" and "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

    With the exception of the information explicitly incorporated by reference to the Company's Proxy Statement in Part IV of this Annual Report on Form 10-K, the Company's Proxy Statement is not deemed as filed as part of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS--see Item 8

    (b) REPORTS FILED ON FORM 8-K

       There were no reports on Form 8-K filed for the year ended June 27, 1998.

    (c) EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan Merger between RasterOps Corporation and Truevision (1)
       3.1   Certificate of Incorporation in the State of Delaware (1)
       3.2   Bylaws (1)
       4.1   See Exhibit 3.1
       4.2   Modification Agreement dated October 27, 1988, as amended March 12, 1990 (2)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.1   Amended 1988 Incentive Stock Plan (8)
      10.2   Form of Incentive Stock Option Agreement (3)
      10.3   Form of Incentive Stock Option Agreement (provides for payment by promissory note) (3)
      10.4   Form of Nonstatutory Stock Option Agreement (3)
      10.5   Form of Nonstatutory Stock Option Agreement (provides for payment by promissory note) (3)
      10.6   Form of Stock Purchase Agreement (3)
      10.7   Form of Stock Purchase Agreement (provides for payment by promissory note) (3)
      10.8   Form of Stock Bonus Agreement (8)
      10.9   1990 Employee Stock Purchase Plan (3)
      10.10  Form of 1990 Employee Stock Purchase Plan Subscription Agreement (3)
      10.11  Amended and Restated 1991 Director Option Plan (8)
      10.12  Form of Director Option Agreement (4)
      10.13  Lease Agreement for the Company's executive offices in Santa Clara, California dated February 1989, as amended May 1989 (2)
      10.14  Second Amendment to the Lease Agreement for the Company's executive offices in Santa Clara, California dated January 18, 1996 (8)
      10.15  Lease Agreements for the Company's executive offices in Indianapolis, Indiana, dated June 7, 1991 (5)
      10.16  Form of Indemnification Agreement (2)
      10.21  Manufacturing License Agreement by and between the Company and Avid dated December 30, 1994 (6)
      10.22  First Addendum to the Manufacturing License Agreement by and between the Company and Avid dated December
               30, 1994 (8)
      10.23  Product Design and Development Agreement by and between the Company and Matsushita dated March 19, 1996
               (7)
      10.24  Form of Employment Agreement between the Company and Lou Doctor (6)
      10.25  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated May 2, 1996 (8)
      10.26  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated February 21, 1997
               (10)
      10.27  Loan and Security Agreement by and between the Company and Silicon Valley Bank (EXIM Program) dated
               February 21, 1997 (10)
      10.28  Waiver and Amendment to the Loan and Security Agreement by and between the Company and Silicon Valley
               Bank dated August 20, 1997 (10)
      10.29  Waiver and Amendment to the Loan and Security Agreement (EXIM Program) by and between the Company and
               Silicon Valley Bank dated August 20, 1997 (10)
      10.30  Loan and Security Agreement by and between the Company and Silicon Valley Bank dated September, 19, 1997
               (10)
      10.31  Loan and Security Agreement (EXIM Program) by and between the Company and Silicon Valley Bank dated
               September 19, 1997 (10)
      10.32  1997 Equity Incentive Plan (11)
      18.1   Preferability Letter from Independent Accountants re: Change in Accounting Principle (9)
      21.1   List of Subsidiaries (6)
      24.1   Consent of Independent Accountants (see page 49)
      27.1   Financial Data Schedule
      27.2   Financial Data Schedule Restated
      27.3   Financial Data Schedule Restated

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

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed April 21, 1998 and incorporated herein by reference.

    (d) FINANCIAL STATEMENT SCHEDULES

       See Item (a) above.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on September 23, 1998.

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

                   SIGNATURE                                       TITLE                            DATE
------------------------------------------------  ---------------------------------------  ----------------------

             /s/ WALTER W. BREGMAN
     --------------------------------------       Chairman of the Board of Directors         September 23, 1998
               Walter W. Bregman

              /s/ LOUIS J. DOCTOR
     --------------------------------------       President, Chief Executive Officer         September 23, 1998
                Louis J. Doctor                     (Principal Executive Officer)

               /s/ R. JOHN CURSON                 Senior Vice President, Chief Financial
     --------------------------------------         Officer and Secretary                    September 23, 1998
                 R. John Curson                     (Principal Financial Officer)

     --------------------------------------       Director                                   September 23, 1998
               William H. McAleer

     --------------------------------------       Director                                   September 23, 1998
               Kieth E. Sorenson

             /s/ CONRAD J. WREDBERG
     --------------------------------------       Director                                   September 23, 1998
               Conrad J. Wredberg

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-63135, 333-36453, 333-36455, and 333-50631) and
in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-62703) of Truevision, Inc. of our report dated August 13, 1998 included in this Annual Report on Form 10-K.

PRICEWATERHOUSE COOPERS LLP
San Jose, California
September 23, 1998

                                TRUEVISION, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                                 (IN THOUSANDS)

                                                                            ADDITIONS
                                                                  ------------------------------
                                                       BALANCE      CHARGED TO      CHARGED TO    DEDUCTIONS     BALANCE
                                                      BEGINNING      COSTS AND         OTHER         FROM        AT END
                                                      OF PERIOD     EXPENSES(1)      ACCOUNTS     RESERVES(2)   OF PERIOD
                                                     -----------  ---------------  -------------  -----------  -----------
Allowance for sales returns, doubtful accounts and
  price protection:
1998...............................................   $     650      $      62       $      25     $     289    $     448
1997...............................................   $   1,018      $     360       $     196     $     924    $     650
1996...............................................   $   1,291      $     472       $  --         $     745    $   1,018

Reserves for inventory:
1998...............................................   $     810      $     238       $  --         $     651    $     397
1997...............................................   $   1,218      $     981       $  --         $   1,389    $     810
1996...............................................   $   1,514      $     687       $  --         $     983    $   1,218

------------------------

(1) With respect to the allowance for receivables, amounts include charges to net sales for sales returns.

(2) With respect to the allowance for receivables, amounts include charges to reserves for sales returns. With respect to reserves for inventory, amounts exclude cost of sales write downs of inventory.