Form 10-Q
period 1998-09-26
TRUEVISION INC
filed 1998-11-10
CIK 833619

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



For the quarter ended September 26, 1998     Commission file number 000-18404




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
                                                    -----     ----

      Number of shares of Common Stock outstanding as of September 26, 1998:
13,104,398

                                       INDEX
                                  TRUEVISION, INC.




                                                                        Page
PART I - FINANCIAL INFORMATION                                         Number
------------------------------                                         ------
        Item 1:  Consolidated Interim Financial Statements

                 Consolidated Interim Balance Sheets -
                 September 26, 1998 and June 27, 1998                      2

                 Consolidated Interim Statements of Operations-
                 Three months ended September 26, 1998
                 and September 27, 1997                                    3

                 Consolidated Interim Statements of Cash Flows -
                 Three months ended September 26, 1998
                 and September 27, 1997                                    4

                 Notes to Consolidated Interim Financial Statements        5

        Item 2:  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8

PART II - OTHER INFORMATION
---------------------------

        Item 4:  Submission of Matters to a Vote of Security Holders       11

        Item 6:  Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                 12

                           PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

                                                        Sept. 26,      June 27,
                                                           1998         1998
------------------------------------------------------  ---------     ---------
(In thousands)
ASSETS

Current assets:
     Cash and cash equivalents                           $  3,630     $  4,973
     Accounts receivable, net                               3,914        3,911
     Inventory (Note 2)                                     4,733        4,551
     Prepaid expenses and other assets                      2,743        2,754
     Income taxes receivable                                   35           32
                                                         --------     --------
               Total current assets                        15,055       16,221

Property and equipment, net (Note 3)                        1,547        1,721
Other assets, net                                             129          112
                                                         --------     --------
          Total assets                                  $  16,731    $  18,054
                                                         --------     --------
                                                         --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $  3,804     $  4,285
     Accrued employee compensation                          1,014        1,334
     Accrued restructuring and other costs (Note 4)           273          403
     Advances on inventory held by distributors               140           49
     Other accrued liabilities                              1,961        2,004
     Current portion of long-term obligations                  37           46
                                                         --------     --------
               Total current  liabilities                   7,229        8,121
Long-term obligations                                          36           44
                                                         --------     --------
          Total liabilities                                 7,265        8,165
                                                         --------     --------
Stockholders' equity:

     Preferred stock                                           --           --
     Common stock                                          53,747       53,684
     Accumulated deficit                                  (44,281)     (43,795)
                                                         --------     --------
Total stockholders' equity                                  9,466        9,889
                                                         --------     --------
          Total liabilities and stockholders' equity    $  16,731    $  18,054
                                                         --------     --------
                                                         --------     --------


        See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

                                                         Three months ended
                                                        ----------------------
                                                        Sept. 26,    Sept. 27,
                                                           1998         1997
----------------------------------------------------    ---------    ---------
(In thousands, except per share data)

Net sales                                                $  7,510    $  10,092

Cost of sales                                               4,644        5,857
                                                         --------    ---------
Gross profit                                                2,866        4,235
                                                         --------    ---------
Operating expenses:
        Research and development                            1,092        1,405
        Selling, general and administrative                 2,249        2,384
                                                         --------    ---------
        Total operating expenses                            3,341        3,789
                                                         --------    ---------
Income (loss) from operations                                (475)         446


Interest income                                                21           28
Interest expense                                              (30)         (89)
Other income (expense), net                                    (2)         (22)
                                                         --------    ---------
Income (loss) before provision for income taxes              (486)         363


Provision for income taxes                                     --           11
                                                         --------    ---------
Net income (loss)                                        $   (486)     $   352
                                                         --------    ---------
                                                         --------    ---------

Basic earnings per share:
        Net income (loss) per share                      $  (0.04)     $  0.03

Diluted earnings per share:
        Net income (loss) per share                      $  (0.04)     $  0.03

Weighted average common shares and equivalents:
        Basic                                              13,080       12,760
        Diluted                                            13,080       12,903



        See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Three months ended
                                                         ----------------------
                                                         Sept. 26,    Sept. 27,
                                                           1998         1997
-------------------------------------------------------  --------     ---------
(In thousands)
OPERATING CASH FLOWS:
Net income (loss)                                         $  (486)      $  352
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Provision for doubtful accounts                           --           75
     Depreciation and other amortization                      267          388
     Loss on disposal of fixed assets                          --           14

     Changes in assets and liabilities:
        Accounts receivable                                    (3)         115
        Inventory                                            (193)       1,610
        Prepaid expenses and other assets                      11         (450)
        Income taxes receivable                                (3)          40
        Accounts payable                                     (481)        (336)
        Accrued employee compensation                        (320)         (71)
        Accrued restructuring and other costs                (130)        (583)
        Advances on inventory held by distributors             91         (296)
        Other accrued liabilities                             (43)        (208)
                                                         --------     --------
Net cash provided by (used in) operating activities        (1,290)         650
                                                         --------     --------
INVESTING CASH FLOWS:
Acquisitions of property and equipment                        (82)         (51)
Acquisitions of other assets                                  (17)          --
                                                         --------     --------
Net cash used in investing activities                         (99)         (51)
                                                         --------     --------
FINANCING CASH FLOWS:
Payments on line of credit, net                                --       (3,738)
Borrowings (payments) on debt obligations, net                (17)           4
Issuance of common stock, net                                  63          144
                                                         --------     --------
Net cash provided by (used in) financing activities            46       (3,590)
                                                         --------     --------
Net decrease in cash and cash equivalents                  (1,343)      (2,991)
Cash and cash equivalents, beginning of period              4,973        4,549
                                                         --------     --------
Cash and cash equivalents, end of period                 $  3,630     $  1,558
                                                         --------     --------
                                                         --------     --------
SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                                  $  31        $  89
  Income taxes                                              $   5        $   3
Noncash investing and financing activities:
  Property and equipment transferred from inventory         $  11        $  --
  Property and equipment acquired under capital leases      $  --        $  27

                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                    (UNAUDITED)

NOTE 1.  Basis of Presentation


  The consolidated interim financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the interim periods presented. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

  The results of operations for the three-month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 26, 1999.

  The Company's fiscal calendar and its operating year ends on the Saturday closest to June 30.

NOTE 2.  Inventory

  A summary of inventory follows (in thousands):

                                                        Sept. 26,     June 27,
                                                           1998         1998
                                                        ---------     --------
Purchased parts and subassemblies                        $    747     $    398
Work-in-progress                                            1,281        2,398
Finished goods                                              1,981        1,125
Finished goods held by distributors                           724          630
                                                         --------     --------
Total                                                    $  4,733     $  4,551
                                                         --------     --------
                                                         --------     --------

NOTE 3.  Property and Equipment


A summary of property and equipment follows (in thousands):

                                                         Sept. 26,     June 27,
                                                            1998         1998
                                                         ---------     --------
Computer equipment and machinery                           $8,391       $8,298
Furniture and fixtures                                        688          688
Leasehold improvements                                        111          111
                                                          -------      -------
     Subtotal                                               9,190        9,097
Less:  Accumulated depreciation                            (7,643)      (7,376)
                                                          -------      -------
Total                                                      $1,547       $1,721
                                                          -------      -------
                                                          -------      -------

NOTE 4.  Restructuring and Other Costs

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

     The Company had remaining reserves of $403,000 and $273,000 as of June 27, 1998 and September 26, 1998, respectively, relating to this restructuring. The remaining balance at September 26, 1998 is expected to be utilized during fiscal 1999. A summary of restructuring activities along with the respective remaining reserves follows (in thousands):

                                    Reserve                     Reserve
                                    balance                     balance
                                    June 27,                    Sept. 26,
                                      1998        Payments        1998
                                    --------      --------      ---------
Downsizing facilities               $    356      $   (130)     $     226
Other                                     47             --            47
                                    --------      --------      ---------
Total                               $    403      $   (130)     $     273
                                    --------      --------      ---------
                                    --------      --------      ---------

NOTE 5.  Earnings Per Share


     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. The Company has presented earnings per share for all periods in accordance with the new standard. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands, except per share data:

                                                      Three months ended
                                                     ----------------------
                                                     Sept. 26,    Sept. 27,
                                                       1998          1997
                                                     ---------    ---------
Net income (loss)                                    $   (486)     $   352
                                                     --------      -------

Weighted average shares outstanding-basic              13,080       12,760
Dilutive options                                         --            143
                                                     --------      -------

Weighted average shares outstanding-diluted            13,080       12,903
                                                     --------      -------
                                                     --------      -------
Earnings per share
   Basic                                                (0.04)     $  0.03
   Dilutive effect of outstanding options                0.00         0.00
                                                     --------      -------
   Diluted                                           $  (0.04)     $  0.03
                                                     --------      -------
                                                     --------      -------

     Options and warrants to purchase 3,228,238 and 1,255,060 shares of common stock were outstanding at September 26, 1998 and September 27, 1997, respectively, but were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, or because inclusion would have been antidilutive to the Company's net loss per share.

 NOTE 6.  Comprehensive Income

     Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. Adoption of SFAS 130 did not have a material effect on the Company's financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Interim Financial Statements and the Notes thereto, and the Annual Report on Form 10-K for the year ended June 27, 1998. The following discussion contains forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described, depending on such factors as are described herein, and those described under "Certain Factors That May Affect the Company's Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

RESULTS OF OPERATIONS

     NET SALES. Net sales were $7.5 million for the quarter ended September 26, 1998, compared to $10.1 million for the quarter ended September 27, 1997, and $8.7 million for the quarter ended June 27, 1998. International net sales represented 22% of net sales for the quarter ended September 26, 1998, compared to 30% for the quarter ended September 27, 1997, and 29% for the quarter ended June 27, 1998.

     Net sales to the retail/distribution channel during the quarter ended September 26, 1998 were $5.2 million, compared to $7.4 million for the quarter ended September 27, 1997, and $6.3 million for the quarters ended June 27, 1998. Sales to the retail/distribution channel decreased during the quarters ended September 26, 1998 and June 27, 1998 primarily due to a decline in international sales because of slower business in Asia and lower sales of the Bravado 1000 product line, which has been discontinued. This decrease was partially offset by increased unit sales of the TARGA 2000 RTX product line made primarily through the Company's national network of Signature VARs.

     In January 1998, the Company began selling completely configured video production workstations directly to end-users, and in June 1998 through its dealer network, based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system. Net sales of workstations for the quarters ended September 26, 1998 and June 27, 1998 were $0.6 million and $0.5 million respectively.

     In April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solution with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats. Net sales from the initial shipments of TARGA 2000 RTX3D and SDX3D were $0.4 million for the quarter ended September 26, 1998. TARGA 2000 DDR and TARGA DV2000 RTX are expected to ship in future quarters of fiscal 1999.

     In April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily. Net sales of BRAVADO 2000 for the quarters ended September 26, 1998 and June 27, 1998 were $0.2 million and $0.3 million, respectively.

     In August 1998, the Company began shipping its new BRAVADO DV2000, a complete firewire (IEEE 1394) video editing solution for Windows. BRAVADO DV2000 includes a full version of Adobe Premiere-Registered Trademark- 5.1. Net sales from the initial shipments of BRAVADO DV2000 were $0.3 million for the quarter ended September 26, 1998.

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

     OEM net sales were $2.3 million for the quarter ended September 26, 1998, compared to $2.7 million for the quarter ended September 27, 1997, and $2.4 million for the quarter ended June 27, 1998

     GROSS PROFIT. The Company had a gross profit of $2.9 million, or 38% of net sales, for the quarter ended September 26, 1998, compared to $4.2 million, or 42% of net sales, for the quarter ended September 27, 1997, and $3.8 million, or 44% of net sales, for the quarter ended June 27, 1998. The decrease in the gross profit percentage from 44% for the quarter ended June 27, 1998 to 38% for the quarter ended September 26, 1998 was due primarily to lower margins on OEM net sales and a price decrease in the TARGA 2000 RTX product line.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.1 million for the quarter ended September 26, 1998, compared to $1.4 million for the quarter ended September 27, 1997, and $1.2 million for the quarter ended June 27, 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.3 million for the quarter ended September 26, 1998, compared to $2.4 million for the quarter ended September 27, 1997, and $2.7 million for the quarter ended June 27, 1998. Although the Company has reduced its sales and marketing promotions and believes that such promotions are sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain or increase its current level of sales.

LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998, the Company had cash and cash equivalents of $3.6 million, a decrease of $1.4 million from the $5.0 million at June 27, 1998. Working capital totaled $7.8 million at September 26, 1998, a decrease of $0.3 million from $8.1 million at June 27, 1998.

     Net cash used in operating activities was $1.3 million in the quarter ended September 26, 1998, compared to net cash provided by operations of $0.7 million in the quarter ended September 27, 1997. In the quarter ended September 26, 1998, the Company used cash flow from operations primarily due to a net loss of $0.5 million, a decrease in accounts payable of $0.5 million and a decrease in accrued employee compensation of $0.3 million. These factors were partially offset by the non-cash effect from depreciation and amortization of $0.3 million.

     Distributor revenue accounted for $1.9 million, or 25% of the Company's net sales for the quarter ended September 26, 1998, compared to $3.3 million, or 32%, for the quarter ended September 27, 1997, and $2.9 million or 34% for the quarter ended June 27, 1998. While the Company intends to continue its policy of careful inventory and receivables management, it believes that in the future, somewhat greater levels of inventory and receivables relative to sales may be needed to serve its distribution channels.

     In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. At September 26, 1998, $0.5 million remains to be purchased under this agreement.

     Net cash used in investing activities was $0.1 million in the quarter ended September 26, 1998, compared to $0.1 million in the quarter ended September 27, 1997. At September 26, 1998, the Company had no material commitments for the purchase of capital equipment.

     Net cash provided by financing activities was $46,000 in the quarter ended September 26, 1998, compared to $3.6 million used in financing activities in the quarter ended September 27, 1997. In the quarter ended September 27, 1997, the Company repaid $3.7 million in borrowings under the line of credit.

     The Company has a one-year revolving line of credit agreement allowing the Company to borrow up to $7 million based upon percentages of eligible accounts receivable and inventory. The primary financial covenants of the line of credit relate to quick ratio, tangible net worth, debt to tangible net worth and profitability. As of September 26, 1998, the Company had no borrowings and $2.4 million available under the line of credit. As of November 10, 1998, the Company had no borrowings and $2.7 million available under the line of credit.

     The Company's cumulative operating losses have resulted in the need to address the Company's liquidity position. Truevision's plans include cost reductions and the introduction of new products during fiscal 1999. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 26, 1999.

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

     To assist customers in evaluating their Year 2000 issues, the Company has completed a program to assess the capability of its current products to handle the Year 2000. The Company believes that all current products shipping, which run under Microsoft Windows NT, Windows 95/98 or Apple Macintosh OS, are "Year 2000 Compliant". Testing of older products, which are no longer shipping, will not be performed. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1998 and 1999 and with the goal of appropriately resolving all material internal systems and third party issues.

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

                            PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on October 21, 1998, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated September 23, 1998, the following matters were submitted to the Company's stockholders. Set forth after each nominee for director are the number of votes for and the number of votes withheld and for each other matter presented are the number of votes for, the number of votes against, the number of abstentions, and the number of broker non-votes, respectively:

     (1) the election of Walter W. Bregman (10,344,755 : 105,885), Louis J. Doctor, (10,343,451 : 107,189), William H. McAleer (10,346,155 :
          104,485), Kieth E. Sorenson (10,300,220 : 150,420), and Conrad J.
          Wredberg (10,346,505 : 104,135) as directors of the Company for the ensuing year and until their successors have been duly elected and qualified; and

     (2) the approval of an amendment to the Company's Amended 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 450,000 shares (3,597,551 : 628,916 : 19,154 : 6,205,019); and

     (3) the approval of an amendment to the Company's Amended 1990 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares (4,007,779 : 218,738 : 19,104 : 6,205,019); and

     (4) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending June 26, 1999 (10,413,304 : 21,236 : 16,100 : 0).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.33 Streamline Facility Agreement by and between the Company and Silicon Valley Bank dated September 24, 1998.

          10.34 Streamline Facility Agreement (Exim Program) by and between the Company and Silicon Valley Bank dated September 24, 1998.

          10.35 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement by and between the Company and Silicon Valley Bank.

          10.36 Loan Authorization Notice by and between Silicon Valley Bank and Export-Import Bank dated September 25, 1998.

          27       Financial Data Schedule

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended September 26, 1998.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 Date: November 10, 1998        by:             /s/  R. JOHN CURSON
                                    --------------------------------------------
                                                     R. John Curson

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