Form 10-Q
period 1998-12-26
TRUEVISION INC
filed 1999-01-25
CIK 833619

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



For the quarter ended December 26, 1998         Commission file number 000-18404


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
                                               -----     -----


Number of shares of Common Stock outstanding as of December 26, 1998: 13,104,398


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX
                                TRUEVISION, INC.





                                                                                Page
PART I - FINANCIAL INFORMATION                                                 Number
                                                                          ----------------

         Item 1:   Consolidated Interim Financial Statements

                   Consolidated Balance Sheets -
                   December 26, 1998 and June 27, 1998                           2

                   Consolidated Interim Statements of Operations -
                   Three months ended December 26, 1998 and December 27,         3
                   1997, and six months ended December 26, 1998 and
                   December 27, 1997

                   Consolidated Interim Statements of Cash Flows -
                   Six months ended December 26, 1998                            4
                   and December 27, 1997

                   Notes to Consolidated Interim Financial Statements            5

         Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           8

PART II - OTHER INFORMATION

         Item 6:   Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                      14

                         PART I - FINANCIAL INFORMATION

TRUEVISION, INC.
CONSOLIDATED BALANCE SHEETS

                                                   Dec. 26,     June 27,
                                                     1998        1998
----------------------------------------------     --------    --------
(In thousands)                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                        $  1,938    $  4,973
  Accounts receivable, net                            2,843       3,911
  Inventory (Note 2)                                  5,433       4,551
  Prepaid expenses and other assets                   2,063       2,754
  Income taxes receivable                              --            32
                                                   --------    --------

     Total current assets                            12,277      16,221
Property and equipment, net (Note 3)                  1,486       1,721
Other assets, net                                       115         112
                                                   --------    --------

  Total assets                                     $ 13,878    $ 18,054
                                                   --------    --------
                                                   --------    --------

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  2,825    $  4,285
  Accrued employee compensation                         831       1,334
  Accrued restructuring and other costs (Note 4)       --           403
  Advances on inventory held by distributors            254          49
  Other accrued liabilities                           1,993       2,004
  Current portion of long-term obligations               36          46
                                                   --------    --------

     Total current  liabilities                       5,939       8,121
Long-term obligations                                    27          44
                                                   --------    --------

  Total liabilities                                   5,966       8,165
                                                   --------    --------

Stockholders' equity:
  Preferred stock                                      --          --
  Common stock                                       53,746      53,684
  Accumulated deficit                               (45,834)    (43,795)
                                                   --------    --------

Total stockholders' equity                            7,912       9,889
                                                   --------    --------

  Total liabilities and stockholders' equity       $ 13,878    $ 18,054
                                                   --------    --------
                                                   --------    --------

      See accompanying notes to Consolidated Interim Financial Statements.

TRUEVISION, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three months ended       Six months ended
                                                  --------------------    --------------------
                                                  Dec. 26,    Dec. 27,    Dec. 26,    Dec. 27,
                                                    1998        1997        1998        1997
----------------------------------------------    --------    --------    --------    --------
(In thousands, except per share data)
Net sales                                         $  6,363    $ 10,039    $ 13,873    $ 20,131
Cost of sales                                        4,205       5,537       8,849      11,394
                                                  --------    --------    --------    --------

Gross profit                                         2,158       4,502       5,024       8,737
                                                  --------    --------    --------    --------

Operating expenses:
   Research and development                          1,400       1,219       2,492       2,624
   Selling, general and administrative               2,294       2,524       4,543       4,908
                                                  --------    --------    --------    --------

     Total operating expenses                        3,694       3,743       7,035       7,532
                                                  --------    --------    --------    --------

Income (loss) from operations                       (1,536)        759      (2,011)      1,205

Interest income                                          5          10          26          38
Interest expense                                       (21)        (39)        (51)       (128)
Other income (expense), net                             (1)          2          (3)        (20)
                                                  --------    --------    --------    --------

Income (loss) before provision for income taxes     (1,553)        732      (2,039)      1,095
                                                  --------    --------    --------    --------

Provision for income taxes                            --            22        --            33
                                                  --------    --------    --------    --------

Net income (loss)                                 $ (1,553)   $    710    $ (2,039)   $  1,062
                                                  --------    --------    --------    --------
                                                  --------    --------    --------    --------

Basic earnings per share:
    Net income (loss) per share                   $  (0.12)   $   0.06    $  (0.16)    $  0.08

Diluted earnings per share:
    Net income (loss) per share                   $  (0.12)   $   0.05    $  (0.16)    $  0.08

Weighted average common shares and equivalents:
    Basic                                           13,104      12,832      13,093      12,796
    Diluted                                         13,104      13,788      13,093      13,367


      See accompanying notes to Consolidated Interim Financial Statements.

  TRUEVISION, INC.
  CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                           Six months ended
                                                         --------------------
                                                         Dec. 26,    Dec. 27,
                                                           1998        1997
------------------------------------------------------   --------    --------
  (In thousands)
OPERATING CASH FLOWS:
Net income (loss)                                        $(2,039)   $ 1,062
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Provision for doubtful accounts                         --          100
    Depreciation and other amortization                      544        793
    Loss on disposal of fixed assets                           5         16

    Changes in assets and liabilities:
       Accounts receivable                                 1,068        374
       Inventory                                            (893)     3,730
       Prepaid expenses and other assets                     687     (1,377)
       Income taxes receivable                                32         40
       Accounts payable                                   (1,460)      (380)
       Accrued employee compensation                        (503)        31
       Accrued restructuring and other costs                (403)      (788)
       Advances on inventory held by distributors            205       (425)
       Other accrued liabilities                             (11)       (68)
                                                         -------    -------

Net cash provided by (used in) operating activities       (2,768)     3,108
                                                         -------    -------

INVESTING CASH FLOWS:
Acquisitions of property and equipment                      (299)      (125)
Acquisitions of other assets                                  (3)      --
                                                         -------    -------

Net cash used in investing activities                       (302)      (125)
                                                         -------    -------

FINANCING CASH FLOWS:
Payments on line of credit, net                             --       (3,738)
Payments on debt obligations, net                            (27)       (20)
Issuance of common stock, net                                 62        258
                                                         -------    -------
Net cash provided by (used in) financing activities           35     (3,500)
                                                         -------    -------


Net decrease in cash and cash equivalents                 (3,035)      (517)
Cash and cash equivalents, beginning of period             4,973      4,549
                                                         -------    -------
Cash and cash equivalents, end of period                 $ 1,938    $ 4,032
                                                         -------    -------
                                                         -------    -------

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
  Interest                                               $    54    $   143
  Income taxes                                           $     5    $     3
Noncash investing and financing activities:
  Property and equipment transferred from inventory      $    11    $    21
  Property and equipment acquired under capital leases   $    --    $    27



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

   The results of operations for the three month and six month periods ended December 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 26, 1999.

   The Company's fiscal calendar and its operating year ends on the Saturday closest to June 30.



 NOTE 2.  Inventory

     A summary of inventory follows (in thousands):

                                             Dec. 26,         June 27,
                                               1998             1998
                                           -------------    -------------
Purchased parts and subassemblies          $     1,674      $      398
Work-in-progress                                 1,176           2,398
Finished goods                                   1,906           1,125
Finished goods held by distributors                677             630
                                           --------------   -------------
Total
                                           $     5,433      $    4,551
                                           --------------   -------------
                                           -------------    -------------

 NOTE 3.  Property and Equipment

     A summary of property and equipment follows (in thousands):

                                             Dec. 26,         June 27,
                                               1998             1998
                                           -------------    -------------
Computer equipment and machinery           $    8,543       $    8,298
Furniture and fixtures                            684              688
Leasehold improvements                            161              111
                                           -------------    -------------
    Subtotal                                    9,388            9,097
Less:  Accumulated depreciation                (7,902)          (7,376)
                                           -------------    -------------
Total                                      $    1,486       $    1,721
                                           -------------    -------------
                                           -------------    -------------


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

   During the six months ended December 26, 1998, the Company utilized the final $403,000 of restructuring reserves remaining at June 27, 1998. A summary of restructuring activities during the six months ended December 26, 1998 follows (in thousands):

                         Reserve                          Reserve
                         balance                          balance
                         June 27,                         Dec. 26,
                           1998            Payments         1998
                       -------------   --------------   -------------

Downsizing facilities  $      356      $     (356)      $          --
Other                          47             (47)                 --
                       -------------   --------------   -------------

Total                  $      403      $     (403)      $          --
                       -------------   --------------   -------------
                       -------------   --------------   -------------

NOTE 5.  Earnings Per Share


   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), EARNINGS PER SHARE. The Company has presented earnings per share for all periods in accordance with the new standard. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands, except per share data:

                                                   -----------------------------------------------------------------
                                                         Three months ended                Six months ended
                                                   -------------------------------  --------------------------------
                                                      Dec. 26,        Dec. 27,         Dec. 26,        Dec. 27,
                                                        1998            1997             1998            1997
                                                   --------------  ---------------  --------------  ----------------
Net income (loss)                                  $      (1,553)  $           710   $     (2,039)   $        1,062
                                                   --------------  ---------------  --------------  ----------------

Weighted average shares outstanding-basic                  13,104           12,832          13,093           12,796
Dilutive options                                               --              956              --              571
                                                   --------------  ---------------  --------------  ----------------

Weighted average shares outstanding-diluted                13,104           13,788          13,093           13,367
                                                   --------------  ---------------  --------------  ----------------

Earnings per share
    Basic                                           $      (0.12)   $         0.06   $      (0.16)   $         0.08
    Dilutive effect of outstanding options                     --           (0.01)              --               --
                                                   --------------  ---------------  --------------  ----------------

    Diluted                                         $      (0.12)   $         0.05   $      (0.16)   $         0.08
                                                   --------------  ---------------  --------------  ----------------


   Options and warrants to purchase 2,953,790 and 722,590 shares of common stock were outstanding at December 26, 1998 and December 27, 1997, respectively, but were not included in the computations of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, or because inclusion would have been antidilutive to the Company's net loss per share.

   NOTE 6.  Stock Options and Warrants

    On December 7, 1998, the Company offered to all individuals holding outstanding stock options and to one individual holding an outstanding warrant (the "Outstanding Awards") the opportunity to amend such Outstanding Awards to lower the exercise price to $0.75 per share, the fair market value on December 7, 1998. In consideration of the lower exercise price, holders electing to reprice have agreed to cancellation of 10% of the total number of shares originally granted. Of the 3,233,473 shares under Outstanding Awards at December 7, 1998, options representing 2,253,023 shares and warrants representing 400,000 shares were repriced. After the repricing options totaling 2,093,790 shares and warrants totaling 860,000 shares were outstanding.

   NOTE 7.  Comprehensive Income

     Effective June 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. SFAS 130 also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. As the Company had no elements of other comprehensive income during the period, adoption of SFAS 130 did not have a material effect on the Company's financial statements.

   NOTE 8.  Merger Agreement

   On December 16, 1998, the Company entered into a definitive agreement to be acquired by Pinnacle Systems, Inc. (Pinnacle), Mountain View, California. Pinnacle is a leading supplier of digital video solutions to the broadcast, professional and consumer markets.

   The transaction is a stock-for-stock, taxable purchase transaction valued at approximately $14.0 million as of the date of the agreement, and is expected to close in March 1999 subject to various conditions including customary regulatory approvals and the approval by the stockholders of the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


   The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Interim Financial Statements and the Notes thereto, and the Annual Report on Form 10-K for the year ended June 27, 1998. The following discussion contains forward-looking statements which are subject to certain risks and uncertainties. Actual results may differ materially from those described depending on such factors as are described herein, and those described under "Certain Factors That May Affect the Company's Future Results of Operations" in the Company's Annual Report on Form 10-K for the year ended June 27, 1998.

CURRENT QUARTER COMPARED TO PRIOR QUARTER AND PRIOR YEAR QUARTER

RESULTS OF OPERATIONS

   NET SALES. Net sales were $6.4 million for the quarter ended December 26, 1998, compared to $10.0 million for the quarter ended December 27, 1997, and $7.5 million for the quarter ended September 26, 1998. The Company believes that revenue will continue to be under pressure, however revenues are expected to level off or increase slightly over the second half of the fiscal year based on benefits from the introduction of new products and timing of revenue from OEM engineering contracts. International net sales represented 23% of net sales for the quarter ended December 26, 1998, compared to 33% for the quarter ended December 27, 1997, and 22% for the quarter ended September 26, 1998.

   Net sales to the retail/distribution channel during the quarter ended December 26, 1998 were $4.6 million, compared to $6.7 million for the quarter ended December 27, 1997, and $5.2 million for the quarter ended September 26, 1998. Sales to the retail/distribution channel decreased during the quarters ended December 26, 1998 and September 26, 1998 primarily due to a decline in international sales because of slower business in Asia and lower sales of low end products.

   In January 1998, the Company began selling completely configured video production workstations directly to end-users, and in June 1998 through its dealer network, based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system. Net sales of workstations for the quarters ended December 26, 1998 and September 26, 1998 were $0.6 million and $0.6 million respectively.

   In April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solution with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats. Net sales of TARGA 2000 RTX3D and SDX3D were $0.4 million and $0.4 million for the quarters ended December 26, 1998 and September 26, 1998, respectively. TARGA 2000 DDR and TARGA DV2000 RTX are expected to ship in future quarters of fiscal 1999.

   In April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily. Net sales of BRAVADO 2000 for the quarters ended December 26, 1998 and September 26, 1998 were $0.3 million and $0.2 million, respectively.

   In August 1998, the Company began shipping its new BRAVADO DV2000, a complete firewire (IEEE 1394) video editing solution for Windows. BRAVADO DV2000 includes a full version of Adobe Premiere-Registered Trademark- 5.1. Net sales of BRAVADO DV2000 were $0.5 million and $0.3 million for the quarters ended December 26, 1998 and September 26, 1998, respectively.

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

   OEM net sales were $1.8 million for the quarter ended December 26, 1998, compared to $3.2 million for the quarter ended December 27, 1997, and $2.3 million for the quarter ended September 26, 1998. The decrease in OEM net sales was primarily attributable to the timing of revenue from OEM engineering contracts.

   GROSS PROFIT. The Company had a gross profit of $2.2 million, or 34% of net sales, for the quarter ended December 26, 1998, compared to $4.5 million, or 45% of net sales, for the quarter ended December 27, 1997, and $2.9 million, or 38% of net sales, for the quarter ended September 26, 1998. The decrease in the gross profit percentage from 45% for the quarter ended December 27, 1997 and 38% for the quarter ended September 26, 1998 to 34% for the quarter ended December 26, 1998 was due primarily to lower margins on OEM net sales and price decreases in the TARGA 2000 RTX and SDX product lines.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.4 million for the quarter ended December 26, 1998, compared to $1.2 million for the quarter ended December 27, 1997, and $1.1 million for the quarter ended September 26, 1998.

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

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2.3 million for the quarter ended December 26, 1998, compared to $2.5 million for the quarter ended December 27, 1997, and $2.3 million for the quarter ended September 26, 1998. Although the Company has reduced its sales and marketing promotions and believes that such promotions are sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain or increase its current level of sales.

CURRENT SIX MONTH PERIOD COMPARED TO PRIOR YEAR SIX MONTH PERIOD

   NET SALES. Net sales were $13.9 million for the six months ended December 26, 1998, compared to $20.1 million for the six months ended December 27, 1997. International net sales represented 22% for the six months ended December 26, 1998, compared to 31% for the six months ended December 27, 1997.

   Net sales to the retail/distribution channel for the six months ended December 26, 1998 were $9.8 million, compared to $14.0 million for the six months ended December 27, 1997. Sales to the retail/distribution channel decreased primarily due to a decline in international sales because of slower business in Asia and lower sales of low end products.

   In January 1998, the Company began selling completely configured video production workstations directly to end-users, and in June 1998 through its dealer network, based on Avid's popular MCXpress NT non-linear editing software, its own award winning TARGA products and IBM's newest IntelliStation M Pro computer system. Net sales of workstations were $1.2 million for the six months ended December 26, 1998.

   In April 1998, the Company announced four new members of its award-winning TARGA video card family: TARGA 2000 DDR, the first single-slot, uncompressed, serial digital capture and output solution; TARGA 2000 RTX3D and SDX3D, the first non-linear editing solution with a fully integrated broadcast 3D DVE; and the TARGA DV2000 RTX, the first real-time, dual-stream DV card fully supporting the consumer DV, DVCAM and DVCPRO formats. Net sales of TARGA 2000 RTX3D and SDX3D were $0.8 million for the six months ended December 26, 1998. TARGA 2000 DDR and TARGA DV2000 RTX are expected to ship in future quarters of fiscal 1999.

   In April 1998, the Company began shipping its new BRAVADO 2000 for Windows. BRAVADO 2000 is the next-generation video editing solution of the BRAVADO 1000 designed to help first time non-linear video users create professional quality content quickly and easily. Net sales of BRAVADO 2000 were $0.5 million for the six months ended December 26, 1998.

   In August 1998, the Company began shipping its new BRAVADO DV2000, a complete firewire (IEEE 1394) video editing solution for Windows. BRAVADO DV2000 includes a full version of Adobe Premiere-Registered Trademark- 5.1. Net sales of BRAVADO DV2000 were $0.8 million for the six months ended December 26, 1998.

   OEM net sales were $4.1 million for the six months ended December 26, 1998, compared to $6.1 million for the six months ended December 27, 1997. The decrease in OEM net sales was primarily attributable to the timing of revenue from OEM engineering contracts.

   GROSS PROFIT. The Company had a gross profit of $5.0 million, or 36% of net sales, for the six months ended December 26, 1998, compared to $8.7 million, or 43% of net sales, for the six months ended December 27, 1997. The decrease in the gross profit percentage between the two periods was due primarily to lower margins on OEM net sales and price decreases in the TARGA 2000 RTX and SDX product lines.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.3 million for the six months ended December 26, 1998, compared to $2.6 million for the six months ended December 27, 1997.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.5 million for the six months ended December 26, 1998, compared to $4.9 million for the six months ended December 27, 1997. Although the Company has reduced its sales and marketing promotions and believes that such promotions are sufficient for the current sales level, there can be no assurance that the current or increased sales and marketing promotions will enable the Company to maintain or increase its current level of sales.

LIQUIDITY AND CAPITAL RESOURCES

   At December 26, 1998, the Company had cash and cash equivalents of $1.9 million, a decrease of $3.1 million from the $5.0 million at June 27, 1998 and a decrease of $1.7 million from the $3.6 million at September 26, 1998. Working capital totaled $6.3 million at December 26, 1998, a decrease of $1.8 million from the $8.1 million at June 27, 1998 and a decrease of $1.5 million from the $7.8 million at September 26, 1998.

   Net cash used in operating activities was $2.8 million during the six months ended December 26, 1998, compared to net cash provided by operating activities of $3.1 million during the six months ended December 27, 1997. During the six months ended December 26, 1998, the Company used cash flow from operations primarily due to a net loss of $2.0 million, a decrease in accounts payable of $1.5 million and an increase in inventory of $0.9 million. These factors were partially offset by a decrease in accounts receivable of $1.1 million and the non-cash effect from depreciation and amortization of $0.5 million.

   In August 1997, the Company entered into an agreement with a major supplier to purchase $1.6 million of a certain component during fiscal 1998 and 1999. During the quarter ended December 26, 1998, $0.5 million of the component was purchased, completing the Company's obligation under the agreement.

   Net cash used in investing activities was $0.3 million during the six months ended December 26, 1998, compared to $0.1 million during the six months ended December 27, 1997. At December 26, 1998, the Company had no material commitments for the purchase of capital equipment.

   Net cash provided by financing activities was $35,000 during the six months ended December 26, 1998, compared to $3.5 million used in financing activities during the six months ended December 27, 1997. During the six months ended December 27, 1997, the Company repaid $3.7 million in borrowings under the line of credit.

   The Company has a one-year revolving line of credit agreement allowing the Company to borrow up to $4.25 million, as amended, based upon percentages of eligible accounts receivable and inventory. The primary financial covenants of the line of credit relate to quick ratio, tangible net worth, debt to tangible net worth and profitability. As of December 26, 1998, the Company was in violation of the quick ratio and profitability covenants of the line of credit. The bank has provided a waiver of these defaults. In the event the Company continues to be in default, the Company may need to renegotiate terms with the bank or seek alternative sources of funds. The Company has received indication from the bank of its willingness to enter into such negotiations. As of December 26, 1998, the Company had no borrowings and $2.3 million available under the line of credit. As of January 22, 1999, the Company had $1.0 million in borrowings and an additional $1.3 million available under the line of credit.

     On December 16, 1998, the Company received a notice from the Nasdaq Stock Market that the Company's common stock, traded on the Nasdaq National Market under the symbol "TRUV," had failed to maintain minimum closing bid price of greater than or equal to $1.00 for thirty consecutive trading days. In order to maintain continued listing for trading on the Nasdaq National Market, the Company has 90 calendar days in which to regain compliance with the $1.00 minimum bid price requirement. In order to comply with this requirement, the Company's common stock must comply with the $1.00 minimum bid price requirement for a minimum of ten consecutive trading days. If the Company's common stock has not complied with this requirement on or before the end of the ninety day period ending March 18, 1999, the Company's common stock will be delisted at the opening of trading on March 22, 1999. In the event of such a delisting, the Company's common stock would likely be traded on the OTC-Bulletin Board, which could have a material adverse effect on the Company, the trading price and liquidity of its common stock and the Company's ability to raise capital. In addition, although there would be no substantive change in the Company's business, if the Company effects a reverse stock split in order to meet the $1 minimum bid price requirement, there could be a material adverse effect on the trading price of the Company's common stock.

   The Company's year-to-date operating losses have resulted in the need to address the Company's liquidity position. The Company's plans include the pending merger agreement with Pinnacle Systems, Inc. (see "Merger Agreement" below), the introduction of new products, and, if necessary, inventory and cost reduction measures. Management believes that these plans, when coupled with available credit facilities as discussed above, will enable the Company to continue as a going concern at least through June 26, 1999.

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


MERGER AGREEMENT

   On December 16, 1998, the Company entered into a definitive agreement to be acquired by Pinnacle Systems, Inc. (Pinnacle), Mountain View, California. Pinnacle is a leading supplier of digital video solutions to the broadcast, professional and consumer markets.

   The transaction is a stock-for-stock, taxable purchase transaction valued at approximately $14.0 million as of the date of the agreement, and is expected to close in March 1999 subject to various conditions including customary regulatory approvals and the approval by the stockholders of the Company.

IMPACT OF YEAR 2000

   Like many other companies, Year 2000 computer issues create certain risks for Truevision. If the Company's internal management information systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. To address these Year 2000 issues with its internal systems, the Company has initiated a program to evaluate its internal systems. Assessment and remediation are proceeding in parallel and the Company currently plans to have changes to these information systems completed and tested by June 1999. These activities are intended to encompass all major categories of internal systems used by the Company, including manufacturing, sales and financial systems. An initial assessment indicates that certain internal systems should be upgraded or replaced as part of a solution to the Year 2000 problem. Certain of the costs related to upgrades of such hardware and software systems are covered by ongoing maintenance agreements. Additional costs of purchasing, installing, modifying and testing the internal systems are not expected to exceed $250,000.

   To assist customers in evaluating their Year 2000 issues, the Company has completed a program to assess the capability of its current products to handle the Year 2000. The Company believes that all current products shipping, which run under Microsoft Windows NT, Windows 95/98 or Apple Macintosh OS, are "Year 2000 Compliant." Testing of older products, which are no longer shipping, will not be performed. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 Compliant or to monitor their progress toward Year 2000 compliance, as appropriate. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout calendar year 1999 with the goal of appropriately resolving all material internal systems and third party issues.

   Except as implied in any limited product warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring Year 2000 compliance. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues. As used by Truevision, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Truevision product properly exchanges date data with the Truevision product. There can be no assurance that (i) third party technologies used in combination with Truevision products will be Year 2000 Compliant and (ii) Truevision products will not be adversely affected when used with such third party technologies, nor can the Company represent that any modifications to its products made by a party other than Truevision will be Year 2000 Compliant. The costs incurred to date related to these programs have not been material. The cost which will be incurred by the Company regarding the testing of current products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $100,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 compliance issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses. Based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to products sold to customers will have a material adverse impact on its financial condition or overall trends in results of operations; however, it is still uncertain to what extent the Company may be affected by such matters. In addition, customers may delay purchase decisions because of uncertainty about Year 2000 issues. There also can be no assurance that the failure to ensure Year 2000 compliance by a supplier or another third party would not have a material adverse effect on the Company.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits


         27                Financial Data Schedule

     (b) Reports on Form 8-K


         On December 18, 1998, the Company filed a Report on Form 8-K for the Agreement and Plan of Reorganization dated December 16, 1998 with Pinnacle Systems, Inc., Bernardo Merger Corporation and Walsh Merger Corporation.

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 22, 1999     by:         /s/ R. JOHN CURSON
                               -------------------------------------------------
                                           R. John Curson

                                  Senior Vice President, Chief Financial
                                         Officer and Secretary
                              (signing as duly authorized signatory on behalf
                            of the registrant and in his capacity as principal
                                financial officer of the registrant.)